Form 10QSB
period 2004-03-31
NUTEK OIL INC.
filed 2004-05-18
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 0-50732
-----------------------------------------------------------------------------

                                  NUTEK OIL, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               74-2949620
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   6330 McLeod Drive, Suite 1, Las Vegas, NV            89120
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


             702-262-2061 (Telephone)     702-262-0033 (Fax)
        ---------------------------------------------------------
                        Issuer's Telephone Number


----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 3,007,879 outstanding, par value $.001 per share as of March 31, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


                                       2



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Balance Sheet (unaudited)............................  5-6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-14

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    15

Item 3. Controls and Procedures................................    16




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   24


                                      3




            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analysis made by the management of Nutek Oil Inc., ("NUTEK OIL") in light of its Experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

The Company cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond the Company's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent the Company from achieving its stated goals include: the inability of the Company to obtain financing for capital expenditures or acquisitions and adverse changes in the regulatory environment affecting the Company.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on its or their behalf.

The company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.













                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                         4


                               NUTEK  OIL,  INC.

                        REVIEWED FINANCIAL  STATEMENTS

                               MARCH  31,  2004


                          ACCOUNTANTS' REVIEW REPORT





To the Board of Directors of
Nutek Oil, Inc.
Las Vegas, Nevada


We have reviewed the accompanying balance sheet of Nutek Oil, Inc. (a Nevada corporation) as of March 31, 2004 and the related statements of loss, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Nutek Oil, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying supplemental schedules are presented only for supplementary analysis purposes. Such information has not been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, but was compiled from information that is the representation of management, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on the supplementary schedules.




Gary V. Campbell, CPA, Ltd.

May 7, 2004
Las Vegas, Nevada




			NUTEK OIL, INC.
			BALANCE SHEETS
		MARCH 31, 2004 AND DECEMBER 31, 2003



				ASSETS
                                                    3/31/04    12/31/03
  CURRENT ASSETS:
Cash                                                 $ 1,732    $50,876
Accounts receivable                                   11,432     17,753
Prepaid expenses                                       3,775      3,775
						  ---------- ----------
  TOTAL CURRENT ASSETS                                16,939     72,404

Oil properties, net of accumulated amortization
  (successful efforts methods of accounting)       1,574,712  1,598,360

						  ---------- ----------
  TOTAL ASSETS                                    $1,591,651 $1,670,764
						  ========== ==========

		LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $7,636    $ 8,756
Accrued expense					       3,240	      -
Related party accrued interest                         8,833      7,000
Line of credit		                              61,684     72,925
Accrued arbitration award                             45,000     45,000
Related party current portion of long-term debt       70,000     70,000
						  ---------- ----------
  TOTAL CURRENT LIABILITIES                          196,393    203,681


Related party long-term debt, net of current portion  50,000     50,000
Related party payable 	 			   1,170,972    273,287
						  ---------- ----------
  TOTAL LONG TERM LIABILITIES          		   1,220,972    323,000


  STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
 shares authorized; 3,007,879 and 5,157,742 shares
 issued and outstanding at March 31, 2004 and
 December 31, 2003, respectively                       3,008      5,158
Additional paid-in capital                           724,966  1,353,908
Subscribed Stock				   (272,610)	      -
Deficit                                            (281,078)  (215,270)
						  ---------- ----------
  TOTAL STOCKHOLDERS' EQUITY                         169,286  1,143,796

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,591,651 $1,670,764
						  ========== ==========


	The accompanying notes to financial statements are an integral part of these financial statements.




			NUTEK OIL, INC.
			STATEMENTS OF LOSS
       FOR THE QUARTER ENDED MARCH 31, 2004 AND DECEMBER 31, 2003


					   3 months    12 months
					     ended	  ended
                                            3/31/04     12/31/03

Oil Revenues		                    $ 72,782   $198,564

COST OF GOODS SOLD                            53,679     17,915
					    --------   --------
  GROSS PROFIT                                19,103    180,649

  EXPENSES:

Selling, general and administrative           58,697     99,808
Depreciation and amortization                 24,448     96,822
					    --------   --------
  TOTAL EXPENSES                              83,145    196,630

  OPERATING LOSS                            (64,042)   (15,981)

  OTHER INCOME (EXPENSE):
Interest income                                   60        523
Forgiveness of debt                                -         93
Interest expense                             (2,929)   (14,134)
Other income				       1,053          -
Other expense                                     50      (671)
					    --------   --------
  TOTAL OTHER INCOME (EXPENSE)               (1,766)   (14,189)

Net Loss Before Arbitration Award
  and Income Taxes                          (65,808)   (30,170)

Arbitration Award                                  -   (45,000)
					    --------   --------
NET LOSS BEFORE INCOME TAXES                (65,808)   (75,170)

Income Tax Expense                                 -          -
					    --------   --------
NET LOSS                                   $(65,808)  $(75,170)
					  ========== ==========

BASIC WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         2,930,963  4,980,783
					  ========== ==========

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         2,930,960  4,980,783
					  ========== ==========

Basic Net Loss Per Share                    $(0.022)   $(0.015)
					  ========== ==========

Diluted Net Loss Per Share                  $(0.022)   $(0.015)
					  ========== ==========



	The accompanying notes to financial statements are an integral part of these financial statements.




			   NUTEK OIL, INC.
			STATEMENTS OF CASH FLOWS
		FOR THE 3 MONTHS ENDED MARCH 31, 2003
		 AND THE YEAR ENDED DECEMBER 31, 2003



					   3 months   12 months
					     ended	 ended
                                            3/31/04    12/31/03

 Cash Flows from Operating Activities:
Net loss                                   $ (65,808) $(75,170)
 Adjustments to reconcile net loss
   to net cash provided (used)
   by operating activities:
Services received for stock                   15,073     3,200
Depreciation and amortization                 24,448    96,822
(Increase) decrease in accounts receivable     6,321    (2,359)
(Increase) decrease in deposits                    -     9,251
Increase in prepaid expenses                       -    (3,775)
Increase in related party accrued interest     1,833     3,250
Increase (decrease) in related party payable       -   (82,529)
Increase in accrued arbitration award              -    45,000
Increase in accrued expenses		       3,240	     -
Increase (decrease) in accounts payable       (1,120)  (37,274)
					     -------   -------
Net cash provided (used)
  by operating activities		     (16,013)  (43,584)
					     -------   -------
 Cash Flows from Investing Activities:
Purchase of property and equipment              (800)  (58,200)
					     -------   -------
 Cash Flows from Financing Activities:
Increase in related party notes payable      251,520    50,000
Increase in subscribed stock		    (272,610)        -
Increase in line of credit                   (11,241)   72,925
Issuance of common stock                           -    25,105
					     -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES    (32,331)  148,030
					     -------   -------

NET INCREASE IN CASH                         (49,144)   46,246
BALANCE, BEGINNING                            50,876     4,630
BALANCE, ENDING                              $ 1,732   $50,876
					     -------   -------

INTEREST PAID                                $ 1,096   $10,884
TAXES PAID                                   $     -   $     -


Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2004, the Company repurchased and retired 2,325,588 shares of common stock for $651,165 and recorded $272,610 subscribed stock through the use of related party payables.



	The accompanying notes to financial statements are an integral part of these financial statements.

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

    On February 22, 2000, Nutek Oil, Inc., issued to Nutek, Inc. (the parent company) 4,500,000 unregistered shares of its $.001 par value
    common  stock  for  selected  assets,   at  their  fair  market value   of
    $1,279,896. Nutek, Inc. had acquired these selected assets from the Clipper Operating Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS
   Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

   USE OF ESTIMATES
   The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates. The estimates include amortization and depreciation of capitalized costs of oil wells and related equipment. Management emphasizes that amortization and depreciation estimates are inherently imprecise. Actual results could materially differ from these estimates.

   DIVIDEND POLICY
   The Company has not yet adopted any policy regarding payment of dividends.

   COMPREHENSIVE INCOME
   Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended March 31, 2004.

   FIXED ASSETS
   The Company follows the "successful efforts" method of accounting for its costs of acquisition, exploration and development of oil properties. Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Although generally accepted accounting principles (GAAP) requires amortization of drilling equipment based on the units-of-production-method, management has determined that since reserve studies are not performed on a regular basis, that it would be appropriate to amortize this equipment over a twenty year period. Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:
                                                                             6

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   FIXED ASSETS (CONTINUED)

                       Computer equipment             5 years
                       Office equipment               5 years
                       Drilling equipment            20 years
                       Well maintenance and workover 20 years
                       Equipment and machinery       20 years

   All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   EARNINGS PER SHARE
   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period end. The net income
   (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

   REVENUE RECOGNITION
   Revenues from the sale of oil are recorded using the sales method.

   CONCENTRATIONS OF CREDIT RISK
   Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

   The Company operates in one segment, the oil and gas industry. The Company's customers are located within the United States of America. Financial instruments that subject the Company to credit risk consist principally of oil and gas sales which are based solely on a short-term purchase contracts from Shell Trading (US) Company with related accounts receivable subject to credit risk.

   During the three months ended March 31, 2004 Shell Trading (US) Company accounted for 100% of the Company's oil revenues.

   Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

   INCOME TAXES

   The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in Note 7.

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OIL PROPERTIES

   Oil properties are made up of the following as of March 31, 2004:

      Drilling equipment                    $     677,301
      Equipment and machinery                   1,279,586
      Accumulated depreciation                  (382,175)
                                             $  1,574,712

NOTE 4 - LINE OF CREDIT

   The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at March 31, 2004 is 6%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

   The Company has a note payable to a shareholder, in the amount of $50,000 as of March 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2004 was $5,916. The amounts are considered short term due to the delinquency of payments on the accrued interest.

   The Company has a note payable to a shareholder, in the amount of $20,000 as of March 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2004 was $1,666. The amounts are considered short term due to the delinquency of payments on the accrued interest.

   The Company has an outstanding note payable to shareholders, in the amount of $50,000 as of March 31, 2004. This payable accrues interest at 10% annually through January 2005. The accrued interest on this loan as of March 31, 2004 was $1,250. The amounts are considered short term due to the delinquency of payments on the accrued interest.

   The Company was advanced monies from Datascension, Inc. (f/k/a Nutek Inc.) and has additionally repurchased the balance of shares owned by Datascension, Inc. (f/k/a Nutek Inc.). The total amount owed to Datascension Inc. (f/k/a Nutek Inc.) as of March 31, 2004 is $1,170,972.78. The terms of this note shall be to receive payments as funds become available, but no later than 10 years from the date of the above reference sale of shares. Datascension will not have the ability to call the note due, provided there has been some form of payment received during a continuous three month period.


NOTE 6 - STOCKHOLDERS' EQUITY

   During the year ended March 31, 2004, the Company issued 150,725 shares of common stock for services rendered valued at $15,073.

   During the three months ended March 31, 2004, 2,325,588 shares of common stock were repurchased and retired at a value of $651,165, and subscribed stock was recorded for $272,610.

                                 NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

   Deferred income taxes result from timing differences in the recognition of expense for tax and financial statement purposes. Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) requires deferred tax liabilities or assets at the end of each period to be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. The sources of those timing differences and the current tax effect of each were as follows:

      Net operating loss carryforward     $    32,962
      Depreciation and amortization           (10,587)
      Valuation allowance                     (22,375)
					   -----------
                                          $         -

   The components of the net deferred tax asset at March 31, 2004 under SFAS 109 are as follows:

      Net operating loss carryforward      $   524,127
      Depreciation and amortization          (428,561)
      Valuation allowance                     (95,566)
					   -----------
                                           $        -

   Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:
                                                       Percent of
                                                         Pretax
                                            Amount        Income
      Expected                        $     (22,375)      (34%)
      Change in valuation allowance           22,375       34%
					   ---------	  ----
      Actual expense                  $          -          0%

   The net operating loss will begin to expire in 2021.

NOTE 8 - WARRANTS AND OPTIONS

   The Company currently does not have any stock options issued. The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

NOTE 9 - ARBITRATION AWARD

   During 2003, a suit was filed against the Company by a former employee. Management has entered into an agreement to settle amounts owed for $45,000.
                                                                             9

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - ENVIRONMENTAL MATTERS

   Various federal and state authorities have authority to regulate the exploration and developments of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.


                                                                            10





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

1) Plan of Operation

Nutek Oil, Inc., was formed for the purpose of development and operation of oil properties with proven reserves. The Company's strategy is to focus in domestic areas where major oil producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Considerable oil reserves in proven fields remain to be exploited by well-managed independent oil companies capable of extracting these reserves at lower risk and lower cost than unproved prospects. Nutek Oil's initial development strategy has been to acquire such proven fields and increase production through the application of advanced technology and the exploration of other proven formations in the same fields.

Nutek Oil's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. The Company has associated with highly experienced exploration and development engineering and geology personnel that strive to add production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations.

The Company's website address is http://www.nutekoil.com.

(i) Short-term Objectives:

The Company plans to accomplish the following:

 - Further develop the current properties which are under lease to allow for increase of oil production to over 1,200 barrels per month, and
 - The creation of limited partnerships in which investors can contribute their ownership interest in leases, in exchange for Nutek Oil serving as the operator, while also receiving a royalty interest in the project.

(ii) Long-term Objectives:

 - Expand the focus of the company to develop its own properties, while also serving as the operator on other projects and generating income from those duties, and
 - Pursue opportunities with in-field drilling to further capitalize on the oil in place.

1) During the First Quarter ended March 31, 2004, the Company had a net loss of $65,808 from operations against revenues of $72,782 as compared to a net loss from operations of $75,170 against revenues of $198,564 for the last year. The Company has decreased its selling, general and administration costs from $99,808 for last year to $58,697 for the First Quarter this year. Depreciation costs for the First Quarter this year were $24,448 as compared to $96,822 for last year.

As of March 31, 2004, the Company has three million seven thousand eight hundred seventy nine (3,007,879) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately six hundred ninety six (696) shareholders of record. The Company did not have any Preferred Stock outstanding as of March 31, 2004

2) Results of Operations

For the First Quarter, ended March 31, 2004, the Company has generated $72,782 in revenues and generated a loss of $65,808 for the same period. This compares to revenues of $198,564 and a loss of $75,170 for last year. The Company has decreased its working capital position by $48,177 from a negative $131,277 at December 31, 2003 to a negative $179,454 on March 31, 2004.

The majority of the Company's expenses for the quarter included initial audit fees and filing costs associated with the Form 10SB filed on April 30, 2004, along with other administrative and depreciation costs.

3) Liquidity and Capital Resources

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling Nutek Oil to meet its obligations and commitments as they become payable.

As an ongoing concern, if the Company needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants, which would restrict the Company's operations.

The Company currently has three employees. As the Company continues to grow and develop its resources and properties it will need to add employees.

The Company's financial statements have been prepared on the assumption the Company will continue as a going concern. Management believes that current operations will continue to provide sufficient revenues to meet operating costs and expansion.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Earnings Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.

                                        18




Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

The Company is not currently involved in any litigation. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.



ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

                               EXHIBIT INDEX

(a.)     Exhibit                                                        Page
                                                                        ----

3.1 Articles of Incorporation                                             (1)

3.2 Bylaws                                                                (1)

10.1 Letter of Intent to Purchase Selected Assets from Clipper            (1)
          Operating Company

10.2 Purchase Agreement of Selected Assets from Nutek Inc.                (1)

31.1   Section 302 Certification of the Chief Executive Officer           (2)
and Chief Financial Officer

32.1   Certification of Chief Executive Officer and Chief Financial       (2)
Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------

     (1) This exhibit was previously filed as an exhibit to the Registrant's Form 10SB filed April 30, 2003 and is herein incorporated by reference.

     (2) Filed as an exhibit to this document.


(b.) Reports on Form 8-K.

     None.




                                         19

                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on May 17, 2004.

                                              Nutek Oil, Inc.
                                             ------------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: May 17, 2004


/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  May 17, 2004