Form 10QSB
period 2004-06-30
NUTEK OIL INC.
filed 2004-08-16
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

                                        1



The Registrant has 3,007,879 outstanding, par value $.001 per share as of June 30, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................     5
          Statements of Operations (unaudited).................     6
          Statements of Cash Flows (unaudited).................     7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    14

Item 3. Controls and Procedures................................    17




PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   18


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




                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2004, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

			 NUTEK OIL, INC.
			 BALANCE SHEETS
	     AS OF JUNE 30, 2004 AND DECEMBER 31, 2003



						    As of      As of
                                                   6/30/04   12/31/03
CURRENT ASSETS:
Cash                                               $29,382    $50,876
Accounts receivable                                  2,192     17,753
Prepaid expenses                                         -      3,775
						---------- ----------
TOTAL CURRENT ASSETS                                31,574     72,404

Oil properties, net of accumulated depreciation
 (successful efforts methods of accounting)      1,553,797  1,598,360
						---------- ----------

TOTAL ASSETS                                    $1,585,371 $1,670,764
						========== ==========

CURRENT LIABILITIES:
Accounts payable                                   $16,516     $8,756
Related party accrued interest                       8,000      7,000
Line of credit                                      72,508     72,925
Related party payable                                    -    273,287
Accrued payroll liabilities                         12,918          -
Contingency payable                                 10,000     45,000
Related party current portion of long-term debt     70,000     70,000
						---------- ----------
TOTAL CURRENT LIABILITIES                          189,942    476,968

Related Party Long-Term Debt,
net of current portion                           1,238,556     50,000

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 3,007,879 and 5,157,742
issued and outstanding as of June 30, 2004
and December 31, 2003, respectively.                 3,008      5,158
Additional paid-in capital                         724,966  1,353,908
Subscribed Stock                                 (247,610)          -
Deficit                                          (323,490)  (215,270)
						---------- ----------
TOTAL STOCKHOLDERS' EQUITY                         156,873  1,143,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,585,371 $1,670,764
						========== ==========


	The accompanying notes to financial statements are an integral part of these financial statements.


				NUTEK OIL, INC.
			     STATEMENTS OF INCOME
	    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                    3 months    3 months    6 months    6 months
                                      ending      ending      ending      ending
                                     6/30/04     6/30/03     6/30/04     6/30/03

OIL REVENUES                         $32,365     $46,201    $105,147	 $99,500

COST OF GOODS SOLD                     3,523       5,879      57,202       8,162
				     -------	 -------    --------	 -------
GROSS PROFIT                          28,842      40,322      47,945      91,338

EXPENSES:
Selling, general and
administrative			      40,551      21,410      99,248      40,782
Depreciation and amortization         24,504      24,342      48,952      47,768
				     -------	 -------    --------	 -------
TOTAL EXPENSES                        65,055      45,752     148,200      88,550

OPERATING LOSS                      (36,213)     (5,430)   (100,255)       2,788

OTHER INCOME (EXPENSE):
Interest income                           22         168       1,135         338
Interest expense                     (6,224)     (1,250)     (9,153)     (3,005)
Other expense                              -           -          50       (671)
				     -------	 -------    --------	 -------
TOTAL OTHER INCOME (EXPENSE)         (6,202)     (1,082)     (7,968)     (3,338)

NET LOSS BEFORE INCOME TAXES        (42,415)     (6,512)   (108,223)       (550)

Income Tax Expense                        -           -           -           -
				     -------	 -------    --------	 -------
NET LOSS                           $(42,415)    $(6,512)  $(108,223)      $(550)

Basic and diluted weighted average
number of shares outstanding       3,007,879   5,157,742   2,977,782   5,157,742

BASIC NET LOSS PER SHARE            $(0.014)    $(0.001)    $(0.036)    $(0.000)

DILUTED NET LOSS PER SHARE          $(0.014)    $(0.001)    $(0.036)    $(0.000)


	The accompanying notes to financial statements are an integral part of these financial statements.



			      NUTEK OIL, INC.
		          STATEMENTS OF CASH FLOWS
		FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

						For the 6 months ended
						   6/30/04  6/30/03

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(42,415) $(6,512)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Depreciation 		                            24,504   24,342
(Increase) decrease in accounts receivable           9,241   12,103
(Increase) decrease in deposits                          -    5,000
Increase in prepaid expenses                         3,775  (3,150)
(Decrease) in related party accrued interest         (833)        -
Increase (decrease) in related party payable             -      385
Increase (decrease) in payroll liabilities           9,679        -
(Decrease) in accrued arbitration award           (35,000)        -
Increase (decrease) in accounts payable              8,880  (6,661)
						  -------- --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  (22,169)   25,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (3,589) (16,521)
						  -------- --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   (3,589) (16,521)


CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable             17,585  (4,303)
Increase in subscribed stock                        25,000        -
Increase in line of credit                          10,824        -
						  -------- --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           53,409  (4,303)
						  ======== ========

NET INCREASE IN CASH                                27,651    4,683
BALANCE, BEGINNING                                   1,731    5,876
BALANCE, ENDING                                    $29,382  $10,559
						  ======== ========

INTEREST PAID                                       $6,224   $1,250
TAXES PAID                                          $   -    $    1



	The accompanying notes to financial statements are an integral part of these financial statements.


                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Nutek Oil, Inc. was incorporated on December 3, 1998. The company is in the oil producing business in the United States of America. The Company purchased selected equipment and assets from Clipper Operating Company and began operations as a separate company during 2001.


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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended June 30, 2004.

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

During the three months ended June 30, 2004 Shell Trading (US) Company accounted for 100% of the Company's oil revenues.

Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

INCOME TAXES
The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in
Note 7.


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following as of June 30, 2004:

           Drilling equipment       $   680,891
           Equipment and machinery    1,279,586
           Accumulated depreciation   (406,680)
				    -----------
                                    $ 1,553,797
				    ===========

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at June 30, 2004 is 6%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of June 30, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of June 30, 2004 was $6,333. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of June 30, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of June 30, 2004 was $1,666. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to shareholders, in the amount of $50,000 as of June 30, 2004. This payable accrues interest at 15% annually through January 2005. As of June 30, 2004, there was no accrued interest due.

The Company was advanced monies from Datascension, Inc. (f/k/a Nutek Inc.) and has additionally repurchased the balance of shares owned by Datascension, Inc. (f/k/a Nutek Inc.). The total amount owed to (f/k/a Nutek Inc.) as of June 30, 2004 is $1,143,806. The terms of this note shall be to receive payments as funds become available, but no later than 10 years from the date of the above reference sale of shares. Datascension will not have the ability to call the note due, provided there has been some form of payment received during a continuous three month period.


NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2004, the Company did not issue any stock.


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

      Net operating loss carryforward   $ 32,962
      Depreciation and amortization      (10,587)
      Valuation allowance                (22,375)
					---------
                                        $      -

The components of the net deferred tax asset at June 30, 2004 under SFAS 109 are as follows:

      Net operating loss carryforward   $ 524,127
      Depreciation and amortization     (428,561)
      Valuation allowance                (95,566)
					---------
                                  	$      -

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                                    Percent of
                                                    Pretax
                                        Amount      Income
      Expected                          $(22,375)    (34%)
      Change in valuation allowance       22,375      34%
      Actual expense                    $      -       0%

The net operating loss will begin to expire in 2021.


NOTE 8 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of    Percent of total
                     Securities      Options/SARs
                     Underlying       granted to        Exercise or
                    Options/SARS     employees in        base price  Expiration
  Name                 Granted        fiscal year        ($/Share)     date
 ----------         ------------   ----------------     ----------    -------
 Murray N. Conradie    150,000             20.7            $0.46       4/1/14
                       200,000             27.7            $0.50       4/1/14

 Jason F. Griffith     100,000             13.8            $0.46       4/1/14
                       100,000             13.8            $0.50       4/1/14

 David Cummings         50,000              6.9            $0.46       4/1/14
                        50,000              6.9            $0.50       4/1/14

 Charles Snipes         75,000             10.3     	   $0.46      4/21/14

There were no options granted or exercised by the directors and executive officers during the 3 months ended June 30, 2004.

Compensation  cost  for  options  granted  has   not  been  recognized  in  the
accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire in April 2014 and are exercisable at prices from $0.46 to $0.50 per option or warrant.

The following is a schedule of the activity relating to the Company's stock options and warrants.

                               Year Ended       During 6 Months Ended
                            December 31, 2003       June 30, 2004
                             --------------        --------------
                            Weighted Avg.         Weighted Avg.
                          Shares   Exercise     Shares    Exercise
                        (x 1,000)    Price     (x1,000)    Price
                        ---------  ---------   --------  -----------
Options and warrants
  outstanding at
  beginning of year         -         $   -        -        $   -

Granted:
  Options                   -         $   -      725        $ 0.48
  Warrants                  -         $   -        -        $   -

Exercised                   -         $   -        -        $   -

Expired:
  Warrants                ( - )       $   -        -        $   -
                          ----        -----     ----         ----
Options and warrants
  outstanding and
  exercisable at end
  of period                 -         $   -      725        $   -
                                      =====                 =====

Weighted average fair
  value of options and
  warrants granted during
  the year                            $  -		    $  -

The   following  table   summarizes information  about  the  Company's
stock options and warrants outstanding at June 30, 2004, all of which are exercisable.

                 Weighted Average
   Range of         Number           Remaining       Weighted Average
Exercise Prices   Outstanding     Contractual Life    Exercise Price
  $   -               -                0 years           $   -


NOTE 9 - ENVIRONMENTAL MATTERS

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

1) During the Second Quarter ended June 30, 2004, the Company had a net loss of $42,415 from operations against revenues of $32,365 as compared to a net loss from operations of $6,512 against revenues of $46,201 for the same period last year. The Company has increased its selling, general and administration costs from $21,410 for the same period last year to $40,551 for the Second Quarter this year. Depreciation costs for the Second Quarter this year were $24,504 as compared to $24,342 for last year.

As of June 30, 2004, the Company has three million seven thousand eight hundred seventy nine (3,007,879) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately six hundred ninety six
(696) shareholders of record. The Company did not have any Preferred Stock outstanding as of June 30, 2004.

2) Results of Operations

For the Second Quarter, ended June 30, 2004, the Company has generated $32,365 in revenues and generated a loss of $42,415 for the same period. This compares to revenues of $46,201 and a loss of $6,512 for the same period last year. The Company has increased its working capital position by $361,655 from a negative $404,564 at December 31, 2003 to a negative $158,368 on June 30, 2004. This is mainly due from the reallocation of debt from short term payable to a long term payable during 2004.

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

The Company currently has three employees of which two (2) are Officers of  the
Company.   As  the  Company  continues  to  grow  and develop its resources and properties it will need to add employees.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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


(b.) Reports on Form 8-K.

     None.


                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on August 16, 2004.

                                              Nutek Oil, Inc.
                                             ------------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: August 16, 2004


/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  August 16, 2004






