Form 10QSB/A
period 2004-06-30
NUTEK OIL INC.
filed 2004-09-03
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB/A

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


            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Registration Statement contains forward-looking statements. Words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "will likely result", "intend", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", and similar expressions identify forward-looking statements. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. These statements are based on the Company's beliefs and the assurances made using information currently available to the Company. Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors. A reader should not place undue reliance on these forward-looking statements. A reader should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.


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

The Company's financial statements have been prepared on the assumption the Company will continue as a going concern. Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity the Company needs to operate at current levels over the next twelve months. Currently, the company has a monthly cost requirement of approximately $9,500 for operations. However, should the working interest revenue not be sufficient to cover such expenses, additional funding may be required to execute its business plan of acquiring additional leases and reserves, and performing drilling and rework activities planned for its existing properties.

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


(b.) Reports on Form 8-K.

     None.


                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on September 2, 2004.

                                              Nutek Oil, Inc.
                                             ------------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: September 2, 2004


/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  September 2, 2004






