Form 10QSB
period 2004-09-30
NUTEK OIL INC.
filed 2004-11-15
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2004
-----------------------------------------------------------------------------

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

                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS


The Registrant has 3,007,879 outstanding, par value $.001 per share as of September 30, 2004.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     4
          Balance Sheet (unaudited)............................     5
          Statements of Operations (unaudited).................     6
          Statements of Cash Flows (unaudited).................     7
          Notes to Financial Statements........................  8-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    14

Item 3. Controls and Procedures................................    17


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   18

Signatures......................................................   18





CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Statement contains forward-looking statements. Words such as "anticipate", "believe", "expect", "future", "may", "will", "should", "plan", "will likely result", "intend", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", and similar expressions identify forward-looking statements. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements. These statements are based on the Company's beliefs and the assurances made using information currently available to the Company. Because these statements reflect its current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed in the risk factors. A reader should not place undue reliance on these forward-looking statements. A reader should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.


                     PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended September 30, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                NUTEK OIL, INC.
                                BALANCE SHEETS
                AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                                    As of      As of
                                                   9/30/04   12/31/03
CURRENT ASSETS:
Cash                                               $11,065    $50,876
Accounts receivable                                 11,313     17,753
Prepaid expenses                                     3,650      3,775
                                                ---------- ----------
TOTAL CURRENT ASSETS                                26,028     72,404

Oil properties, net of accumulated depreciation
 (successful efforts methods of accounting)      1,557,390  1,598,360
                                                ---------- ----------

TOTAL ASSETS                                    $1,583,418 $1,670,764
                                                ========== ==========

CURRENT LIABILITIES:
Accounts payable                                   $13,328     $8,756
Related party accrued interest                       8,583      7,000
Line of credit                                      95,347     72,925
Related party payable                                    -    273,287
Accrued payroll liabilities                         22,607          -
Contingency payable                                      -     45,000
Related party current portion of long-term debt     70,000     70,000
                                                ---------- ----------
TOTAL CURRENT LIABILITIES                          209,865    476,968

Related Party Long-Term Debt,
net of current portion                           1,197,798     50,000

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 3,007,879 and 5,157,742
issued and outstanding as of September 30, 2004
and December 31, 2003, respectively.                 3,008      5,158
Additional paid-in capital                         724,966  1,353,908
Subscribed Stock                                 (210,110)          -
Accumulated Deficit                              (342,108)  (215,270)
                                                ---------- ----------
TOTAL STOCKHOLDERS' EQUITY                         175,755  1,143,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,583,418 $1,670,764
                                                ========== ==========


      The accompanying notes to financial statements are an integral part of these financial statements.

                                NUTEK OIL, INC.
                             STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                               3 months    3 months    9 months  9 months
                                ending      ending      ending    ending
                               9/30/04     9/30/03     9/30/04    9/30/03

OIL REVENUES                   $56,559     $41,775    $161,706   $141,275

COST OF GOODS SOLD               7,198       4,172      64,400     12,334
                               -------    -------    --------     -------
GROSS PROFIT                    49,361      37,603      97,306    128,941

EXPENSES:
Selling, general and
administrative                  39,036      24,824     138,284     65,606
Depreciation and amortization   24,683      24,157      73,635     71,925
                               -------    -------    --------     -------
TOTAL EXPENSES                  63,719      48,981     211,919    137,531

OPERATING LOSS                 (14,358)    (11,378)   (114,613)    (8,590)

OTHER INCOME (EXPENSE):
Interest income                     -          82       1,135        420
Forgiveness of debt                 -          93           -         93
Interest expense               (4,260)     (1,450)    (13,413)    (4,455)
Other expense                       -           -          50       (671)
                               -------    -------    --------     -------
TOTAL OTHER INCOME (EXPENSE)   (4,260)     (1,275)    (12,228)    (4,613)

NET LOSS BEFORE INCOME TAXES  (18,618)    (12,653)   (126,841)   (13,203)

Income Tax Expense                  -           -           -          -
                               -------    -------    --------     -------
NET LOSS                     $(18,618)   $(12,653)  $(126,841)  $(13,203)

Basic and diluted weighted average
number of shares outstanding  3,007,879   5,157,742   2,987,925  5,157,742

BASIC NET LOSS PER SHARE      $(0.006)    $(0.002)    $(0.042)   $(0.003)

DILUTED NET LOSS PER SHARE    $(0.006)    $(0.002)    $(0.042)   $(0.003)


      The accompanying notes to financial statements are an integral part of these financial statements.

                                NUTEK OIL, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                               For the 9 months ended
                                                  9/30/04  9/30/03

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(126,841) $(13,203)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Services received for stock                         15,073       -
Retirement of common stock                        (651,163)      -
Depreciation                                        73,635   71,925
(Increase) decrease in accounts receivable           6,440   (2,481)
(Increase) decrease in deposits                          -    3,050
Increase in prepaid expenses                           125   (4,810)
(Decrease) in related party accrued interest         1,583        -
Increase (decrease) in related party payable             -  (50,249)
Increase (decrease) in payroll liabilities          22,607        -
(Decrease) in accrued arbitration award           (45,000)        -
Increase (decrease) in accounts payable              4,572  (26,630)
                                                  -------- --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES (698,969)  (22,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (32,665)  (49,713)
                                                  -------- --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  (32,665)  (49,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable            874,511   42,222
Increase in subscribed stock                      (210,110)       -
Increase in line of credit                          22,422    (475)
Issuance of common stock                            5,000   28,200
                                                  -------- --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          691,823   69,947
                                                  ======== ========

NET INCREASE IN CASH                              (39,811)   (2,164)
BALANCE, BEGINNING                                  50,876    4,630
BALANCE, ENDING                                   $ 11,065  $ 2,466
                                                  ======== ========

INTEREST PAID                                     $ 13,413  $ 4,455
TAXES PAID                                        $    -    $     1



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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended September 30, 2004.

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

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS (CONTINUED)

           Office equipment             5 years
           Drilling equipment           20 years
           Well maintenance and workover20 years
           Equipment and machinery      20 years

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

During the three months ended September 30, 2004 Shell Trading (US) Company accounted for 100% of the Company's oil revenues. Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

INCOME TAXES

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in
Note 7.

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following as of September 30, 2004:

           Leasehold Improvements      $    700,245
           Equipment and machinery        1,288,509
           Accumulated depreciation        (431,364)
					-----------
                                       $  1,557,390

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at September 30, 2004 is 6%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of September 30, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of September 30, 2004 was $6,833. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of September 30, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of September 30, 2004 was $1,750. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to shareholders, in the amount of $50,000 as of September 30, 2004. This payable accrues interest at 15% annually through January 2005. As of September 30, 2004, there was no accrued interest due.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $3,717. This payable accrues interest at 1% monthly due on the first day of each month.

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $23,179. This payable accrues interest at 1% monthly due on the first day of each month.

The Company was advanced monies from Datascension, Inc. (f/k/a Nutek Inc.) and has additionally repurchased the balance of shares owned by Datascension, Inc. (f/k/a Nutek Inc.). The total amount owed to (f/k/a Nutek Inc.) as of September 30, 2004 is $1,120,902. The terms of this note shall be to receive payments as funds become available, but no later than 10 years from the date of the above reference sale of shares. Datascension will not have the ability to call the note due, provided there has been some form of payment received during a continuous three month period.

                                NUTEK OIL, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2004, the Company did not issue any stock.


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

The components of the net deferred tax asset at September 30, 2004 under SFAS 109 are as follows:

      Net operating loss carryforward		$  524,127
      Depreciation and amortization 		  (428,561)
      Valuation allowance          		   (95,566)
						-----------
                                  		$        -

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                                 Percent of
                                                   Pretax
                                          Amount   Income
      Expected                          $(22,375)  (34%)
      Change in valuation allowance       22,375    34%
					---------  -----
      Actual expense                    $      -     0%

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

There were no options granted or exercised by the directors and executive officers during the 3 months ended September 30, 2004.

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

                               Year Ended       During 9 Months Ended
                            December 31, 2003    September 30, 2004
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

The   following  table   summarizes information  about  the  Company's
stock options and warrants outstanding at September 30, 2004, all of which are exercisable.

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


NOTE 10 - SUBSEQUENT EVENTS

On November 3, 2004, the Company filed Form 8-K announcing the removal of Charles Snipes as Board Member of the Company. Shareholders representing a majority ownership in the company consented and approved this action. On November 2, 2004, there was a special meeting of the majority of the Board of Directors in which the Board approved the appointment of Conrad Humbke as Board Member of the Company. Shareholders representing a majority ownership in the company consented and approved this action. Pursuant to information required by Item 404(a) of Regulation S-B, as applicable (17 CFR 228.404(a)), there are no transactions during the last two years, or proposed transactions to which Nutek Oil, Inc was or is the party, in which Conrad Humbke has or is to have a direct or indirect material interest.

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

Nutek Oil's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. The Company has associated with highly experienced exploration and development engineering and geology personnel that strive to add production at lower costs through development drilling, work-overs, behind pipe re-completions and Thirdary recovery operations.

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

1) During the Third Quarter ended September 30, 2004, the Company had a net loss of $18,618 from operations against revenues of $56,559 as compared to a net loss from operations of $12,653 against revenues of $41,775 for the same period last year. The Company has increased its selling, general and administration costs from $24,824 for the same period last year to $39,036 for the Third Quarter this year. Depreciation costs for the Third Quarter this year were $24,683 as compared to $24,157 for last year.

As of September 30, 2004, the Company has three million seven thousand eight hundred seventy nine (3,007,879) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately six hundred ninety six (696) shareholders of record. The Company did not have any Preferred Stock outstanding as of September 30, 2004.

2) Results of Operations

For the Third Quarter, ended September 30, 2004, the Company has generated $56,559 in revenues and generated a loss of $18,618 for the same period. This compares to revenues of $41,775 and a loss of $12,653 for the same period last year. The Company has increased its working capital position by $361,655 from a negative $404,564 at December 31, 2003 to a negative $183,837 on September 30, 2004. This is mainly due from the reallocation of debt from short term payable to a long term payable during 2004.

The majority of the Company's expenses for the quarter included payroll, along with other administrative and depreciation costs.

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

4) Subsequent Events

On November 3, 2004, the Company filed Form 8-K announcing the removal of Charles Snipes as Board Member of the Company. Shareholders representing a majority ownership in the company consented and approved this action. On November 2, 2004, there was a special meeting of the majority of the Board of Directors in which the Board approved the appointment of Conrad Humbke as Board Member of the Company. Shareholders representing a majority ownership in the company consented and approved this action. Pursuant to information required by Item 404(a) of Regulation S-B, as applicable (17 CFR 228.404(a)), there are no transactions during the last two years, or proposed transactions to which Nutek Oil, Inc was or is the party, in which Conrad Humbke has or is to have a direct or indirect material interest.

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the Third quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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


(b.) Reports on Form 8-K.

     None.


                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on November 15, 2004.

                                              Nutek Oil, Inc.
                                             ------------------
                                             (Registrant)
/s/ Murray N. Conradie
-----------------------------------
Murray N. Conradie, President and Chairman of the Board
Date: November 15, 2004


/s/ Jason F. Griffith, CPA
-----------------------------------
Jason F. Griffith, CFO and Corporate Secretary
Date:  November 15, 2004