Form 10KSB
period 2004-12-31
NUTEK OIL INC.
filed 2005-03-31
CIK 1288946

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-50731

                                   NUTEK OIL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               74-2949620
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)

   6330 McLeod Drive, Suite 1, Las Vegas, NV                   89120
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                            702-262-2061 (Telephone)
                            702-262-0033 (Fax)
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $195,786 for the fiscal year ended December 31, 2004.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $714,142.

     As of March 30, 2005, the issuer had 3,106,918 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated November 3, 2004 - Part III, Item 9 The Company's report on Form 8-K/A dated June 23, 2004 - Part II, Item 8 The Company's report on Form 8-K dated June 21, 2004 - Part II, Item 8

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     6

Item 2.       Description of Properties..................................    16

Item 3.       Legal Proceedings..........................................    21

Item 4.       Submission of Matters to a Vote of Security Holders........    21

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    22

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    24

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    28

Item 8A.      Controls and Procedures....................................    28

Item 8B.      Other Information..........................................    28


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    29

Item 10.      Executive Compensation.....................................    32

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    34

Item 12.      Certain Relationships and Related Transactions.............    34

Item 13.      Exhibits and Reports on Form 8-K...........................    36

Item 14.      Principal Accountant Fees and Services.....................    37

Signatures    ...........................................................    38

                                     PART I

Forward-Looking Statements

     References in this annual report to "the Company," "we," "us" or "our" are intended to refer to Nutek Oil, Inc. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

-    Failure to obtain, or a decline in, oil production, or a decline in oil or
     gas   prices,
-    Incorporate estimates of required capital expenditures,
- Increase in the cost of drilling, completion and oil production or other costs of production and operations,
-    An inability to meet growth projections, and
- Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

     These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed below under the section entitled "Risk Factors" in this annual report. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

Glossary of Terms

      CONDENSATE refers to hydrocarbons associated with natural gas which are liquid under surface conditions but gaseous in a reservoir before extraction.

      DEPLETION is the reduction in petroleum reserves due to production.

      FORMATION is a reference to a group of rocks of the same age extending over a substantial area of a basin.

      HYDROCARBONS is the general term for oil, gas, condensate and other petroleum products.

      PARTICIPATION  INTEREST   or  WORKING  INTEREST  is  an  equity  interest
(compared with a royalty interest) in an oil and gas property whereby the participating interest holder pays its proportionate percentage share of development and operating costs and receives the equivalent share of the proceeds of hydrocarbon sales after deduction of royalties due on the gross income.

      PROSPECT  is a potential hydrocarbon trap which  has  been  confirmed  by
geological  and  geophysical   studies  to  the  degree  that  drilling  of  an
exploration well is warranted.

      PROVED RESERVES of crude oil, natural gas, or natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

      Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests or if core analysis and/or log interpretation demonstrates economic producibility with reasonable certainty. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the immediately adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given data forward. They are expected to be revised as hydrocarbons are produced and additional data become available.

      Reserves that can produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project, or the operation of an installed program in that reservoir, provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources. PROVED DEVELOPED RESERVES A subcategory of proved reserves. They are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are considered developed only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

      PROVED UNDEVELOPED RESERVES is a subcategory of proved reserves. They are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

      RESERVOIR is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

      TRAP is a geological structure in which hydrocarbons build up to form an oil or gas field.

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)Business Development

Historical Corporate Development

      NUTEK OIL INC, (the Company) was incorporated under the laws of the State of Texas on December 3, 1998 and was not operational until February 22, 2000. At inception the Company's Articles of Incorporation Authorized 50,000,000 Common Shares at $.001 Par Value and 5,000,000 preferred shares at $.001 Par Value.

      On February 22, 2000, Nutek Oil, Inc., issued to Nutek, Inc. (the parent company) 4,500,000 unregistered shares of its $.001 par value common stock for selected assets, at their fair market value of $1,279,896. Nutek, Inc. had acquired these selected assets from the Clipper Operating Company.

      On or about May 10, 2001, the domicile of the Corporation was changed from Texas to Nevada and was incorporated in the State of Nevada on that date.

      On August 1, 2001 a dividend of approximately 509,604 shares of the common stock of Nutek Oil, Inc., was distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one (1) share of Nutek Oil, Inc for each one hundred (100) issued and outstanding shares of Nutek, Inc. held.

      On September 17, 2002, the Company began trading its Common Shares on the Pink Sheets Electronic Quotation Service, under the symbol NUTO.

      On January 8, 2004 the parent Company distributed a further dividend of shares of the common stock of Nutek Oil, Inc. This distribution was distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one
(1) share of Nutek Oil, Inc for each five hundred (500) issued and outstanding shares of Nutek, Inc. held.

      The dividend was in the form of a dividend certificate representing restricted common stock, and was distributed to the parent Company's beneficial stockholders of record as of the record date, which was January 8, 2004.

   (b) Business of Issuer

   The Company.

      Nutek Oil, Inc., was formed for the purpose of development and operation of oil and gas properties with proven reserves. The Company's strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Nutek Oil's initial development strategy has been to acquire such proven fields and attempt to increase production and the exploration of other proven formations in the same fields.

      However, marginal wells frequently have production costs that are higher than the revenue from hydrocarbons produced which would have a material adverse affect on earnings. See Item 1 (c) Risk Factors Relating to the Oil Industry and Our Business.

      Nutek Oil's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. The Company has associated itself with Mr. Pete Maupin and Mr. Conrad Humbke, two experienced exploration and development engineering and geology personnel with a combined knowledge of over 50 years in the oil industry to advise on methods of adding production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations.

General Discussion of Operations

      From inception in 1998, the company had no operations until it acquired its interests in producing oil wells in 2000. No additional wells have been acquired since then and the Company has a very limited operating history with comparatively limited assets and cash resources.

      The Company currently has no full time employees and contracts the services of consultants in the various areas of expertise as required. Two employees Mr. Conradie and Mr. Griffith, who are officers of the Company, currently devote no more than 25% of their time to the operations of the Company. The third part time employee, Mr. Cummings, our Vice President of Operations devotes no more than 50% of his time to the operations of the of the Company.

The way in which the business currently operates is as follows:

      Most of the engineering and geology for the Company's projects is performed by consulting firms, while the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. This is the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration.

       Nutek Oil employs, a pumping and field-work service operator, Smitty's Pumping, located in Devine, Texas to manage the day to day field operations. This includes oil lease repairs to electrics, maintaining the operation of the wells, providing production reports to the Company and communicating with the oil haulers to collect production when necessary.

      The Company's Vice President of Operations, David Cummings, provides accounting and disbursement reports on all of the leases and other royalty and working interest percentages of each of the company's projects as well as to prepare oil and gas production revenue disbursements which are sent to the Corporate Office for verification and evaluation. Mr. Cummings also prepares and submits all the necessary documentation and reports to the Texas Rail Road Commission to keep the Company in compliance.

      Mr. Pete Maupin and Mr. Conrad Humbke, are available to advise on methods of adding production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations. Additionally, if required, Mr. Maupin is available to supervise well work-overs, drilling, re-entry operations, supervise any lease work. Both Mr. Maupin and Mr. Humbke are also available to evaluate potential oil opportunities.

      The amount of time devoted to the Company currently by employees is due to the limited operations and resources of the company. However, the Company feels the time devoted to operations is enough to cover the current operational requirements.

The company's website address is http://www.nutekoil.com

   (c) Risk Factors Relating to the Oil Industry and Our Business.

1. The Company must increase its oil production revenue or this could adversely affect the Company's oil operations.

      The Company's long term success is ultimately dependent on its ability to expand its revenue base through the acquisition and development of producing properties. The Company has made significant investments in producing properties in Texas. The acquisitions are not indicative of future success.

      All of the producing projects are subject to the risk of failure and the loss of the Company's investment. In the event the Company is not able to increase the revenues from its properties, or unable to continue to produce oil from its properties, the leases could fall into default and the Company lose its rights to those leases.

2. Prices of oil fluctuate widely based on market conditions and any extended decline in oil prices may adversely affect our business, financial condition or results of operation and our ability to meet our capital expenditure obligations and financial commitments.

      The Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil. Historically, oil markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. The price we receive for our oil production heavily influences our revenue, profitability, access to capital and future rate of growth. Lower oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Prices for oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, including:

      - political conditions in the oil producing and exporting countries;
      - the supply and price of foreign oil;
      - the level of consumer product demand;
      - the price and availability of alternative fuels;
      - the effect of federal and state regulation of production and transportation; and
      - the proximity of the Company's wells to pipelines and their capacity.

3. Unless we replace our oil reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

      The following leases contain proved developed oil reserves: Ann Burns A, Jane Burns B, Jane Burns, G. Davidson, Foster, Talley, and E. Wright. The following leases have not been attributed with proved developed reserves: Ann Burns, Jane Burns C, Jane Burns D, Jane Burns E, Jane Burns F, Crowther, Hill, Rizik, Shell C, Smith et al, Tomblin, and Wright. Successful development and production of those reserves cannot be assured. Additional drilling or workovers will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. The Company's present oil wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil may not commence when expected, there may be unfavorable markets for oil produced in the future or that prior

(cont)

production rates cannot be maintained. If the Company is unable to develop or produce reserves for continued production at current rates, the Company would become unprofitable or cease business.

4. Drilling for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, shortages of, or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. The Company's wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors could result in the Company becoming unprofitable or ceasing business.

5. Competition in the oil industry is intense, which may adversely affect our ability to compete.

      The oil industry is highly competitive. The Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil. The Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. The Company also faces strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors. The affect of one or more of the above factors could result in the Company becoming unprofitable or ceasing business.

6. The Company may not carry sufficient insurance, which could adversely affect our business, financial condition and future operations.

      The Company and well operators maintain general liability insurance but it may not cover all future claims. If a large claim is successfully asserted against the Company, it might not be covered by insurance, or it might be covered but cause the Company to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving Company operations or even insurance companies disputing coverage could divert management's attentions and energies away from operations. The nature of the oil business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to the Company.

7. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

   Estimating Company proved reserves involves many uncertainties, including factors beyond the Company's control. There are uncertainties inherent in estimating quantities of proved oil reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

   - historical production from the properties compared with production from other producing properties;
   -  the effects of regulation by governmental agencies;
   -  future oil prices; and
   - future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

8. Governmental regulation, environmental risks and taxes could adversely affect the Company's oil operations in the state of Texas.

      The Company's oil operations in Texas are subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

      The Registrant is subject to laws and regulations that control the discharge of materials into the environment require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence of fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant.

9. Properties that we buy may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

      Our business strategy includes a continuing acquisition program. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

(cont)

      -  the amount of recoverable reserves;
      -  future oil prices;
      -  estimates of operating costs;
      -  estimates of future development costs;
      -  estimates of the costs and timing of plugging and abandonment; and
      -  potential environmental and other liabilities.

      Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. In the course of our due diligence, we may not inspect every well, platform or pipeline. Inspections may not reveal structural and environmental problems, such as pipeline corrosion or groundwater contamination, when they are made. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

10. Indemnities may be Unenforceable or Uncollectible which could adversely affect our business, financial condition and future operations.

      The operating agreements with participants in a property provide for the indemnification of the Registrant as operator. Such indemnification may not be enforceable or a participant may not be financially able in all circumstances to comply with its indemnification obligations, or the Registrant may not be able to obtain such indemnification agreements in the future. The failure to obtain enforceable indemnification agreements or a participant's inability to indemnify the Registrant may cause the Registrant to assume all operating costs of a property. Such a result could adversely affect our business, financial condition and future operations which additionally, could cause the Registrant to become insolvent.

11. Our Stock is considered a "Penny Stock" which could have an adverse effect on the trading market for the Company's shares.

      The Company's securities are classified as a "penny stock" based upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

   - net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;
   - net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or
   - average annual revenue of at least $6 million for each of the last three years.

   The Company does not currently meet the requirements of these exceptions and, therefore, the common shares are deemed penny stocks for purposes of the Exchange Act at any time while the Company's common stock trades below $5.00 per share. In such cases, trading in the Company's shares is regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

   (cont)

   - deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

   - provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

   - send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

      In addition, as the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares.

12. Dilution could have an adverse affect on the ownership of the stockholder in the Registrant.

      The Registrant may issue more common shares at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a stockholder does not purchase additional common shares, the percentage share ownership of the stockholder in the Registrant will be reduced.

13. Defeasance of Title could adversely affect the Company's oil operations.

      The possibility exists that title to one or more properties of the Registrant may be lost due to an omission in the claim of title. The Registrant does not maintain title insurance. If title to one or more properties is lost, this could adversely affect our business, financial condition and future operations.

14. A Limited Operating History could adversely affect our business, financial condition and future operations.

      The Company first acquired its interests in producing oil wells in 2000. No additional wells have been acquired. Because of the limited operating history of the Company, stockholders and the Company face a risk that future acquisitions of

(cont)

oil wells or development may be unsuccessful. The Company would then remain unprofitable which would adversely affect our business, financial condition and future operations.

15. Lack of Management Experience in the Oil and Gas Industry could adversely affect the company.

      Some members of Management and the Board of Directors do not have prior experience in the oil industry. Some members do have extensive work experience in geology, land acquisition, leasing properties for natural resource extraction (mining), and business management. The lack of experience in the oil industry may impair Management and the Directors' ability to evaluate and make decisions involving current operations of the Company and any future projects the Company may undertake in the oil industry. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

16. Amount of Time Officers Can Devote to Company Operations could have a material adverse affect on the company.

      The Company's 3 officers Murray N. Conradie, our President and Chief Executive Officer, Jason F. Griffith, our Chief Financial Officer and David Cummings our Vice President are all employed by other companies. Mr. Conradie and Mr. Griffith, currently devote approximately 25% of their time to the operations and demands of the Company and Mr. Cummings devotes approximately 50% of his time to the operations of the company. If two or more of the officers of the Company could not perform the duties and responsibilities necessary for the success and development of the Company, could have a material adverse affect on our business, financial condition and both current and future operations.

   Environmental and Government Compliance and Costs.

      All oil and gas operations are subject to extensive environmental permitting and governmental regulation. All drilling and rework operations are subject to inspection by local, state and federal regulators. Violation of these requirements or environmentally damaging spills or accidents due to non-compliance in these areas can result in fines and, depending on the severity of the negligence, criminal prosecution. The Company is not currently a party to any judicial or administrative proceedings which involve environmental regulations or requirements and management believes that it is in substantial compliance with all applicable environmental regulations.

GOVERNMENTAL REGULATION

       GENERAL. The Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon the Company, capital expenditures, or earnings. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from the Company's operations. The Company's operations related to the exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). This regulation has increased the cost of planning, designing, drilling, operating and in some

(cont)

instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on its operations or results of these operations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from the company activities could result in substantial costs and liabilities.

       EXPLORATION AND PRODUCTION. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. The Company is also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations limit the amount of oil and gas that can be produce from wells and to limit the number of wells or the locations at which wells can be drill.

      WASTE DISPOSAL. The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes have been taken for disposal. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter. Under these laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. The Company's operations and activities may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and applicable state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and are considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes that may be generated by the oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to considerably more rigorous and costly operating and disposal requirements.

       SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site, persons that disposed of or arranged for the disposal of the hazardous substances found at a

(cont)

site, and prior owners and operators of the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of persons the costs of such action. In the course of operations, the Company's operations and activities may generate wastes that fall within CERCLA's definition of "hazardous substances." The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, neither the Company nor, to its knowledge, its predecessors have been named a potentially responsible party under CERCLA or similar state Superfund laws affecting the Leases on which the Company's wells are located.

      AIR EMISSIONS. The Company's operations and activities are subject to local, state and federal regulations for the control of emissions of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean

      Air Act Amendments of 1990 may impose additional compliance requirements that could affect the operations. However, it is currently impossible to predict accurately the effect, if any, of the Clean Air Act Amendments on the Company's operations and activities. The Company may in the future become subject to civil or administrative enforcement actions for failure to comply strictly with air regulations or permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources.

      OSHA. In the conduct of its activities the Company and its operations will be subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the requirements and reporting set forth in OSHA workplace standards.

      OPA AND CLEAN WATER ACT. Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention control plans, countermeasure plans and facilities response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on the Company.

      SAFE DRINKING WATER ACT. The Company's operations and activities involve the disposal of produced saltwater and other nonhazardous oilfield wastes by reinjection into the subsurface. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, like the Company, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator.

      TOXIC SUBSTANCES CONTROL ACT. The Toxic Substances Control Act ("TSCA") was enacted to control the adverse effects of newly manufactured and existing chemical substances. Under the TSCA, the EPA has issued specific rules and regulations governing the use, labeling, maintenance, removal from service and disposal of PCB items, including transformers and capacitors used by oil and gas companies. The Company believes it is in compliance with the TSCA and that the TSCA will not have a material adverse effect on the Company's operations and activities.

       In many cases there is a bond required of operators to ensure that a prospective well is properly plugged and abandoned when its useful life is determined to be concluded.

       The Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of Nutek Oil's projects. The current bond of $50,000 covers the wells operated by Nutek Oil as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic Regulation, Chapter 3 Oil and Gas Division, Rule {section}3.78 Fees, Performance Bonds and Alternate Forms of Financial Security Required To Be Filed.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The corporate offices of Nutek Oil, Inc are located in Las Vegas, Nevada,
at  6330  McLeod  Drive,  Suite  1,  Las  Vegas,  NV  89120.   This  office  is
approximately 2,080 square feet. The Company utilizes this space at no cost.

      The Company also maintains field offices on a month to month basis in San Antonio, Texas, within the Petroleum Building located at 900 NE Loop 410, Suite E-121, San Antonio, Texas, 78209 at a monthly cost of $525.

   Current Oil and Gas Properties.

      Selected assets and leases of the Clipper Operating Company were acquired on February 22, 2000 with 2,064,348 shares of Nutek, Inc. (former parent company) stock at the current market price of $.31 representing $639,948; a note for $639,948 was issued for the balance of the purchase price. The purchase price of $1,279,896 was made up of mineral acreage for $454,959; equipment at market value $788,217 and a gas pipeline at market value $36,720. (See Exhibit 10.1: Letter of Intent to Purchase Selected Assets from Clipper Operating Company.)

      On or about February 22, 2000, Nutek Oil, Inc. issued to Nutek, Inc. 4,500,000 unregistered shares of its .001 par value common stock for these assets, at their fair market value of $1,279,896. (See Exhibit 10.2: Purchase Agreement of Selected Assets from Nutek Inc.)

      Nutek Oil, acquired a 100 percent working interest in these properties in the Big Foot and Kyote fields of Frio and Atascosa Counties, Texas.

The highlights of the purchase agreement included the following terms:

      A. Purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price was four hundred fifty-four thousand nine hundred and fifty-nine dollars ($454,959).

      B. Purchase of equipment will be at market value. Total price will be seven hundred eighty-eight thousand two hundred and seventeen and no/100 dollars ($788,217).

      C. Purchase of pipeline will be at market value. Total price will be thirty six thousand seven hundred twenty and no/100 dollars ($36,720).

      Big Foot Field: This is a 3,605 acre oil field that Nutek Oil has under lease and is made up of 15 leases consisting of 75 wells. It includes several existing well bore that the Company intends to recomplete in new pay zones shown on the logs.

BIG FOOT FIELD, FRIO COUNTY

Ann Burns        20 ac.
Ann Burns A      689.43 ac.
Burns            637.25 ac.
Davidson         300 ac.
Foster           331.062ac
Jane Burns       80 ac.
Jane Burns 'A'   20 ac.
Jane Burns 'B'   80 ac.
Jane Burns 'C'   80 ac.
Jane Burns 'D'   80 ac.
Jane Burns 'E'   40 ac.
Jane Burns 'F'   20 ac.
Jane Burns 'G'   20 ac.
Shell - C.       80 ac.
Smith, et. al.   327.48 ac.
Talley           800 ac.

Total acreage in Frio Co. = 3,605.222 ac.

      Kyote Field: This is a 944 acre oil field that Nutek Oil has under lease and is made up of 5 leases consisting of 16 wells. This property has three wells that are candidates for re-entry so as to workover and recomplete in zones that were not produced to their economic limits and were prematurely plugged during low oil prices in the 1980s. There are also other possible productive zones that have never been produced. One of the wells in the field can be converted into a salt water disposal well.

KYOTE FIELD, ATASCOSA COUNTY

Crowther         197.42 ac.
Hill             87.41 ac.
Rizik            180 ac.
Tomblin          129.24 ac.
Wright           350.293 ac.

Total acreage in Atascosa Co. = 944.363 ac.

Total acreage in Big Foot/Kyote fields = 4,549.585

      The Bigfoot and Kyote Fields produced 15,326 barrels of oil in 2000 for an average of 1,277 barrels per month (Texas Rail Road Commission, ACTI database). The effects of a rework program were being realized with 1st quarter 2001 production figures averaging over 1,453 barrels per month. That Company intends to return to that figure once the makeover process is completed, and even higher when the in-field drilling program places new wells on line. The rate of increase in gross production will depend on the number of new working wells once the in-field drilling is completed. Currently, the Talley Lease has the most oil wells, while the Davidson lease has the most potential for future drilling. The Davidson lease has untapped B and D strata that can be drilled. Also, many of the existing wells are only pulling from the deeper D stratum, thus there is more oil in the B stratum to be pumped at high production rates.

      Nutek Oil plans its future growth through a balance of acquisition of working interests in existing wells and leases, increased production on current leases and new drilling on current leases in accordance with new State of Texas guidelines of one (1) well per ten (10) acres, as opposed to the previous ratio of one (1) well per twenty (20) acres. This latter strategy of in-fill drilling affords the most potential for Nutek Oil. The new guidelines will allow Nutek Oil to place new wells between existing wells that have previously produced or are currently producing oil.

      The Company serves as operator with respect to these properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest. It is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party.

      The production from the fields for 2004 was 2,226 gross bbls for the Kyote Field and 6,704 gross bbls for the Big Foot Field. Based on the prior months average production and engineering study completed, the estimated production for 2005 is 1,070 gross bbls of oil for the Kyote Field and 5,350 gross bbls of oil for the Big Foot Field. The Company had Bommer Engineering in San Antonio, Texas prepare a proven reserve study which was used to obtain the estimated amounts. The Company currently has interest in 91 wells; 16 in the Kyote Field and 75 in the Big Foot Field. The number of gross wells the Company operates in each field are:

BIG FOOT FIELD, FRIO COUNTY

Ann Burns          1
Ann Burns A        8
Burns              1
Davidson          17
Foster             9
Jane Burns         1
Jane Burns 'A'     0
Jane Burns 'B'     3
Jane Burns 'C'      2
Jane Burns 'D'     1
Jane Burns 'E'     2
Jane Burns 'F'     1
Jane Burns 'G'     1
Shell - C.         4
Smith, et. al.     1
Talley            23

Total wells in Frio Co. = 75

KYOTE FIELD, ATASCOSA COUNTY

Crowther         3
Hill             1
Rizik            2
Tomblin          2
Wright           8

Total wells in Atascosa County = 16

Total wellsoperated    91


Oil and Gas Operations.

      The Company realized from the sale of its production for the fiscal year ended December 31, 2004, $39.36 per barrel of oil. This production was down 542 BOE from the prior year based upon the change in contractors and managers on the fields during the period. As of the end of this period, the Company is currently producing from twenty-eight wells, from a potential fifty-six wells which are able to be brought back online through workovers, on a total of approximately 4,549 acres.

Productive Wells and Acreage

      The Company conducts its oil and gas exploration and production operations in southern Texas. At December 31, 2004, the Company had interests in ninety-one (91) wells located in Texas, all of which were operated by the Company.

      All of the Company's Producing Properties are leased for an indeterminate number of years, as long as production is maintained. Therefore, it is not possible to provide expiration dates of the Leases on which Producing Properties are located.

      The  following  table  sets  forth,  at  December 31, 2004, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

        Productive Wells (1)   Developed Acreage   Undeveloped Acreage (2)
             Gross     Net       Gross       Net      Gross          Net

Texas         28       28         910        910     3,639.59     3,639.59
             ---      ---        ----       ----     --------     --------
Totals        28       28         910        910     3,639.59    3,639.59


      The  following  table  sets  forth,  at  December 31, 2003, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

(cont)

        Productive Wells (1)    Developed Acreage   Undeveloped Acreage (2)
           Gross       Net       Gross      Net      Gross          Net

Texas       28       28           910       910     3,639.59     3,639.59
            ---      ---          ----     ----     --------    --------
Totals      28       28           910       910     3,639.59     3,639.59


      The  following  table  sets  forth,  at  December 31, 2002, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

        Productive Wells (1)   Developed Acreage   Undeveloped Acreage (2)
             Gross     Net       Gross       Net      Gross          Net

Texas         28       28         910        910     3,639.59     3,639.59
             ---      ---        ----       ----     --------     --------
Totals        28       28         910        910     3,639.59    3,639.59


      (1)  The wells in Texas are oil wells.
      (2) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The basic terms of the oil and gas leases held by the Company as of December 31, 2004 are shown in the following table.

                     Gross           Annual                    Lease
                     Acres          Rental (1)              Expiration

      Texas        4,549.59       Held By Production           N/A
                  --------
                   4,549.59

      (1)  Represents the Company's share of the annual rental payment.

      Leased acres Held By Production remain in force so long as oil is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following the expiration of the lease or the time oil is produced from one or more wells drilled on the lease acreage. At the time oil is produced from wells drilled on the leased acreage the lease is considered to be Held By Production. Although some of the leases do not contain proved developed reserves, they are still held by production so long as there is production within a two year period. All of the Company's leases currently meet this requirement and no leases are currently at risk of being lost.

Production, Prices and Costs

      The Company is not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, the Company has not had, nor does it now have, any long-term supply or similar agreement with any government or governmental authority. The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                    Year Ended December 31,
                               ---------------------------------------
                               2004           2003             2002
                               ----           ----             ----
Production Data:
Production, Net - Oil (Bbls)   4,972          7,586            5,554
Gas (Mcf)                       0.00          0.00              0.00
Average sales price -
Oil (Bbls)                   $39.36          $26.18            $21.56
Gas (Mcf)                    $ 0.00          $ 0.00            $ 0.00

Average production
    costs per BOE
 (inclusive of taxes)        $31.09          $12.12            $14.11

Production Taxes             $ 4.73          $ 2.36            $ 1.39

Average production
   costs per BOE
(exclusive of taxes)         $26.36          $ 9.76            $12.72

      The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

      During December 2004, the average sales prices for the Company's oil production was $39.52 per Bbl of crude oil.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of the Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

      The Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The Company's common stock is traded on the Pink Sheets Electronic Quotation Service, under the symbol "NUTO" and began trading on September 17, 2002. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

      Period                            High       Low

      Calendar Year 2003

      March 31, 2003                       0.56    0.12
      June 30, 2003                        0.55    0.10
      September 30, 2003                   0.40    0.10
      December 31, 2003                    0.40    0.10

      Calendar Year 2004

      March 31, 2004                     0.30      0.11
      June 30, 2004                      0.30      0.12
      September 30, 2004                 0.51      0.18
      December 31, 2004                  0.51      0.18

      These quotations were obtained from Commodity Systems, Inc. (CSI) and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

      These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

Shareholders of Record and Outstanding Shares

      The authorized capital stock of the Company consists of 50,000,000 shares of common stock with a par value of $.001 and 5,000,000 shares of preferred stock at a par value of $.001.

      As of March 30, 2005, the Company had three million one hundred and six thousand nine hundred and eighteen (3,106,918) shares of its $.001 par value common voting stock issued and outstanding which are held by one thousand eight hundred and thirty three (1,833) shareholders of record. There are no preferred shares issued and outstanding.

Dividends

      The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

      In March 2004, our board of directors adopted an executive stock option plan, the Qualified Equity Incentive Stock Option Plan, which has not been approved by our stockholders.

      The following table sets forth information as of December 31, 2004 regarding outstanding options granted under the plan to each of the directors and executive officers

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------
Murray N. Conradie      150,000           20.7           $0.46        4/1/09
                        200,000           27.7           $0.50        4/1/14

Jason F. Griffith       100,000           13.8           $0.46        4/1/09
                        100,000           13.8           $0.50        4/1/14

David Cummings           50,000            6.9           $0.46        4/1/09
                         50,000            6.9           $0.50        4/1/14

Conrad Humbke            75,000           10.3           $0.46       11/2/09

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2004, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On January 18, 2004, 25,000 shares of restricted common stock valued at $.20 per share were issued to a sophisticated investor who indicated that they had such knowledge and experience in financial matters that they were capable of evaluating the merits and risks of the investment. The individual took their shares for investment purposes without a view to distribution and had access to information concerning the Company.

      On February 10, 2004, 40,818 shares of restricted common stock valued at an average of $.10 per share were issued to an employee in consideration for employment services previously rendered.

     On February 10, 2004, 109,907 shares of restricted common stock valued at $.10 per share were issued to a creditor in satisfaction of amounts owed for services.

     On December 31, 2004, 48,896 shares of restricted common stock valued at an average of $.245 per share were issued to an employee in consideration for employment services previously rendered.

     All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

(cont)

     - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
     -  A restriction on transfer legend was placed on all certificates issued;
     -  The distributions did not involve  general solicitation or advertising;
and,
     - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Issuer Repurchases

      We did not make any repurchases of our equity securities during the quarter ending December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

      The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Overview

      Nutek Oil, Inc. derives its revenues from its producing oil properties. These properties consist of working interests in producing oil wells having proved reserves. The Company's capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

Plan of Operation

(a)  Work-overs

 The Company intends to continue with its current work-overs of existing wells over the next 12 months by way of replacing any existing tubing which has deteriorated and/or pumps that have failed on our existing wells. The estimated cost for this rework program is between $1,500 to $2,500 per well.

(b) In-field Drilling

 The Company's independently commissioned engineering report has identified several potential low risk offset in-field drilling opportunities on our leased acreage, which are classified as proved undeveloped. The Company intends to drill at a minimum one of these in-field wells within the next 12 months.

       The costs for the drilling of an in-field well are estimated to be $140,000 - $175,000 per new well based on the depth of the well.

(cont)

 (c) Cash Requirements

      The Company intends to meet its financial needs for the work-over program by investing approximately 10-20% of the prior month's revenue towards the associated costs of the workovers. The Company is actively pursuing drilling partners and additional financing.

      There can be no assurances that the Company will be successful in raising additional capital via debt or equity funding, or that any such transactions, if consummated, will be on terms favorable to the Company. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

 (d) Purchase of Additional Leases.

      The Company does not anticipate acquiring additional oil or gas properties over the next 12 months. However, the Company will continue to evaluate any properties as the opportunities arise and the potential of the property to produce oil and gas.

 (e) Expected Significant Changes in the Number of Employees

      The Company does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, the Company currently coordinates all operations, oil field maintenance and supervision activities using part time employees, consultants and contract labor.

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2004, the Company has generated $195,654 in revenues and generated a loss of $183,196 for the same period. This compares to $198,564 in revenues and a loss of $75,170 for the calendar year ended December 31, 2003. For the calendar year ended December 31, 2004, the Company has increased its working capital position by $98,107 from a negative $404,564 as of December 31, 2003 to a negative $306,457 as at December 31, 2004.

      Analysis of the calendar year ended December 31, 2004 compared to the calendar year ended December 31, 2003.

      Net loss was $183,196 for the calendar year ended December 31, 2004 compared to a loss of $75,170 for the calendar year ended December 31, 2003, an increased loss of $108,026.

      Total expenses increased to $378,982 for the calendar year ended December 31, 2004 from $274,350 for the calendar year ended December 31, 2003, an increase of $104,632. The increase in expenses was due to the following: (1) the plugging of three wells; and (2) an increase in production costs during the year.

      Depreciation expense for the calendar year ended December 31, 2004 was $98,886 compared to $96,822 for the calendar year ended December 31, 2003, an increase of $2,064. The increase resulted from the increase in assets purchased during the year.

      Interest expense for the calendar year ended December 31, 2004 was $19,584 compared to $14,134 for the calendar year ended December 31, 2003 an increase of $5,450.

Liquidity and Capital Resources

Liquidity

      Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity the Company needs to operate at current levels over the next twelve months. Currently, the company has a monthly cost requirement of approximately $9,500 for operations. However, additional funding will be required to execute its business plan of acquiring additional leases and reserves, and performing drilling and rework activities planned for its existing properties, (See "Current Oil and Gas Properties"). Part of this funding is expected to be obtained by the sale of working interest percentages in the drilling and rework projects, with the Company maintaining a "back-end" interest in each project in addition to the working interest percentage it retains up front. The "back-end" is the additional percentage the Company realizes, after the working interest partners receive a return of their original investment, for acting as the principal and organizer of the project, including accomplishing the lease due diligence and acquisitions; negotiating and executing working interest placements; and as overall implementor of the project. The balance of the funding required to execute the Company's planning will need to be obtained from other sources such as debt or the sale of additional equity.

      On December 31, 2004 the Company had assets of $1,565,014 compared to $1,670,764 on December 31, 2003, a decrease of $105,750. The Company had a total stockholders' equity of $217,618 on December 31, 2004 compared to $1,143,796 on December 31, 2003, a decrease in equity of $926,178.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On December 31, 2004 the Company had Property and Equipment of $1,539,089 compared to $1,598,360 on December 31, 2003, or a decrease of $59,271 which is a result of the depreciation of $98,886 along with the purchase of $39,615 of property and equipment.

      For the calendar year ended December 31, 2004, the Company has increased its working capital position by $98,107 from a negative $404,564 as of December 31, 2003 to a negative $306,457 as of December 31, 2004.

Capital Resources

       The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant's capital resources are not anticipated to change materially in 2005.

Material Commitments for Capital Expenditures.

The Company has made no material commitments for future projects. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are

(cont)

not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Nutek Oil strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

      The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

      The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

      The company currently does not have any off-balance sheet arrangements.

Safe Harbor

      The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.


                               NUTEK OIL, INC.

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2004
                              December 31, 2003

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2004                             F-3

     Independent Auditors Report - 2003 & 2002                      F-4


FINANCIAL STATEMENTS:

     Balance Sheets                                                 F-5

     Statements of Operations                                       F-6

     Statement of Changes in Stockholders' Equity                   F-7

     Statements of Cash Flows                                       F-8


NOTES TO FINANCIAL STATEMENTS:                                      F-9


SUPPLEMENTARY INFORMATION:

     Oil and Gas Producing Activities                               F-17

Larry O'Donnell, CPA, P.C.
2228 South Fraser Street Unit 1
Aurora, Colorado 80014


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nutek Oil, Inc.
Las Vegas, Nevada


      I have audited the accompanying balance sheet of Nutek Oil, Inc., a Nevada corporation, as of December 31, 2004, and the related statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

      I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek Oil, Inc., as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Larry O'Donnell, CPA, P.C.
March 16, 2005

Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara
Las Vegas, Nevada, 89117


INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Nutek Oil, Inc.
Las Vegas, Nevada

      We have audited the accompanying balance sheets of Nutek Oil, Inc., a Nevada corporation, as of December 31, 2003 and 2002, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek Oil, Inc., as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gary V. Campbell, CPA, Ltd.

Las Vegas, Nevada
March 30, 2004

                                Nutek Oil, Inc.
                                 BALANCE SHEET
                                     AS OF
                    December 31, 2004 and December 31, 2003


                                                    12/31/04   12/31/03
Current Assets:
Cash                                               $   9,944  $  50,876
Accounts receivable                                   15,981     17,753
Prepaid expenses                                           -      3,775
                                                   ---------  ---------
Total current assets                                  25,925     72,404

Property and Equipment, net of
   accumulated depreciation                        1,539,089  1,598,360

Deposits                                                   -          -
                                                   ---------  ---------
Total Assets                                      $1,565,014 $1,670,764
                                                   =========  =========

Current Liabilities:
Accounts payable                                     $52,164     $8,756
Related party accrued interest                        11,500      7,000
Line of credit                                        72,573     72,925
Related party payable                                 73,850    273,287
Accrued payroll liabilities                            2,295          -
Contingency payable                                        -     45,000
Related party current portion of long-term debt      120,000     70,000
                                                   ---------  ---------
Total current liabilities                            332,382    476,968

Related Party Long-Term Debt,
net of current portion                             1,015,014     50,000
                                                   ---------  ---------
Total Liabilities                                  1,347,396    526,968
                                                   ---------  ---------
Stockholders' Equity:
Common stock, $0.001 par value, 50,000,000
shares authorized; 3,061,474 and 5,157,742 shares
issued and outstanding at December 31, 2004
and December 31, 2003, respectively.                   3,061      5,158
Additional paid-in capital                           730,272  1,353,908
Subscribed Stock                                   (117,250)          -
Deficit                                            (398,466)  (215,270)
Total stockholders' equity                           217,618  1,143,796
                                                   ---------  ---------
Total Liabilities and Stockholders' Equity        $1,565,014 $1,670,764
                                                   =========  =========


                See accompanying notes to financial statements

                                Nutek Oil, Inc.
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003



                                              2004       2003

Revenue
Oil and gas sales                           $195,654  $198,564
Interest income                                   82       523
Forgiveness of debt                                -        93
Other Income                                      50         -
                                            --------  --------
     Total Revenues                          195,786   199,180

Expenses

General and administrative                    40,581    33,277
Production costs                             154,570    66,531
Depreciation, depletion, and amortization     98,886    96,822
Arbitration Award                                  -    45,000
Interest expense                              19,584    14,134
Plugging of wells                             41,858         -
Production taxes                              23,503    17,915
Other expense                                      -       671
                                            --------   -------
     Total expenses                          378,982   274,350
Income before provision for income taxes    (183,196)  (30,170)
Provision for income taxes                         -         -
                                            --------   -------
Net Loss                                  $(183,196) $(75,170)

Basic and diluted weighted average number
of common shares outstanding               2,992,954 4,980,783

Basic Net Loss Per Share                    $(0.061)  $(0.015)

Diluted Net Loss Per Share                  $(0.061)  $(0.015)



                See accompanying notes to financial statements

                                Nutek Oil, Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003





                                      Common        Common Additional
                                       Stock         Stock   Paid-in       Subscribed    Income         Total
                                      Shares        Amount   Capital         Stock       Deficit         Equity
				     ----------     ------- ----------   ------------   ---------     -----------

Balance at December 31, 2002          4,770,742       4,771  1,325,990              -   (140,100)      1,190,661

Sale of Stock                           250,000         250     24,750              -          -         25,000

Issuance of common stock                105,000         105          -              -          -            105

Issued for services                      32,000          32      3,168              -          -          3,200

Net Profit (Loss) for Year
Ended December 31, 2003                       -           -          -              -    (75,170)       (75,170)

Balance at December 31, 2003          5,157,742      $5,158 $1,353,908      $       -    (215,270)    1,143,796
				     ----------     ------- ----------   ------------    --------     ---------

Repurchase and put into Subscribed            -           -          -      (272,610)          -      (272,610)
Stock

Sale of Stock                            25,000          25      4,975              -          -          5,000

Repurchase and retired shares       (2,325,588)     (2,326)   (648,839)             -          -       (651,165)

Issued for services                     150,725         151     14,922              -          -         15,073

Issued for services                      53,595          54      5,306

Payment received for subscribed               -           -          -         62,500          -         62,500
stock

Reduction in subscribed stock                 -           -          -         92,860          -         92,860

Net Profit (Loss) for Year
Ended December 31, 2004                       -           -          -              -   (183,196)      (183,196)

Balance at December 31, 2004          3,061,474      $3,061   $730,272     $(117,250)  $(398,466)      $212,258
				     ==========      ======   ========     ==========  ==========      =========



                See accompanying notes to financial statements

                                Nutek Oil Inc.
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                                      12 months      12 months
							ended	       ended
                                                     12/31/2004      12/31/2003
                                                    -----------   -----------
Cash Flows from Operating Activities:
Net loss                                             $(183,196)      $(75,170)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Services received for stock                              20,433         3,200
Depreciation and amortization                            98,886        96,822
(Increase) decrease in accounts receivable                1,772        (2,359)
(Increase) decrease in deposits                               -         9,251
Increase in prepaid expenses                              3,775        (3,775)
Increase in related party accrued interest                5,083         3,250
Increase (decrease) in related party payable             73,850       (82,529)
Increase (decrease) in payroll liabilities                2,295             -
Increase in accrued arbitration award                   (45,000)       45,000
Increase (decrease) in accounts payable                  43,408       (37,274)
                                                      ---------      --------
Net cash provided (used) by operating activities         21,306       (43,584)

Cash Flows from Investing Activities:
Purchase of property and equipment                     (39,615)       (58,200)
                                                      ---------      --------
Cash Flows from Financing Activities:
Increase in related party notes payable                  89,979        50,000
Increase in subscribed stock                          (117,250)             -
Increase in line of credit                                (352)        72,925
Issuance of common stock                                  5,000        25,105
                                                      ---------      --------
Net cash provided by financing activities              (22,623)       148,030

Net Increase in Cash                                   (40,932)        46,246
                                                      ---------      --------

Balance, Beginning                                       50,876         4,630
Balance, Ending                                          $9,944       $50,876
                                                      =========      ========

Interest Paid                                           $10,883       $10,884
                                                      ---------      --------
Taxes Paid                                              $     -       $     -
                                                      ---------      --------






                See accompanying notes to financial statements

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

Comprehensive Income
      Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the three months ended December 31, 2004.

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

      During the year ended December 31, 2004 and 2003 Shell Trading (US) Company accounted for 100% of the Company's oil revenues. Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

Income Taxes
      The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in Note 7.

Recently Issued Accounting Pronouncements
      FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

      In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials.

(cont)

      This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

Accounts Receivable
      Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

Stock Based Compensation
      The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

      The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004 and 2003:

(cont)

                                                  2004        2003

      Net loss, as reported                  $  (183,196) $   (75,170)
      Add:  Stock-based employee
           compensation expense
           included in reported loss,
           net of related tax effects               --         --
      Deduct:  Total stock-based employee
            Compensation expense determined
            under fair value based methods
            for all awards, net of related
            tax effects                         (60,926)       --
                                             -----------  -----------

        Pro forma net loss                   $  (244,122) $   (75,170)
                                             ============ ============

        Net loss per common share:
            Basic and fully diluted loss
            per share, as reported           $     (0.08) $    (0.015)
                                             ============ ============
            Basic and fully diluted loss
            per share, pro forma             $     (0.08) $    (0.015)
                                             ============ ============

      There were no stock options granted for the year ended December 31, 2003. For the options granted in 2004, the company used the exercise price of $0.46, the fair market value of $0.25 per share at the end of the year, a 5 year term, and 100% volatility to determine the value of the options.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                             2004             2003

           Leasehold Improvements       $   707,195      $    677,301
           Equipment and machinery        1,288,509         1,288,509
           Accumulated depreciation        (456,615)         (357,728)
                                        -----------       -----------
                                        $  1,539,089     $  1,598,360
                                        ============     ============

NOTE 4 - LINE OF CREDIT

      The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at December 31, 2004 is 7.25%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

      The Company has a note payable to a shareholder, in the amount of $50,000 as of December 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2004 was $8,417.

      The amounts are considered short term due to the delinquency of payments on the accrued interest.

      The Company has a note payable to a shareholder, in the amount of $20,000 as of December 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2004 was $2,500. The amounts are considered short term due to the delinquency of payments on the accrued interest.

      The Company has an outstanding note payable to a shareholder, in the amount of $50,000 as of December 31, 2004. This payable accrues interest at 15% annually through March 2005. As of December 31, 2004, there was no accrued interest due.

      The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $25,517. This payable accrues interest at 1% monthly due on the first day of each month.

      The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $36,833. This payable accrues interest at 1% monthly due on the first day of each month.

      The Company was advanced monies from Datascension, Inc. (f/k/a Nutek Inc.) and has additionally repurchased the balance of shares owned by Datascension, Inc. (f/k/a Nutek Inc.). The total amount owed to (f/k/a Nutek Inc.) as of December 31, 2004 is $1,015,014. The terms of this note shall be to receive payments as funds become available, but no later than 10 years from the date of the above reference sale of shares. Datascension will not have the ability to call the note due, provided there has been some form of payment received during a continuous three month period.

NOTE 6 - STOCKHOLDERS' EQUITY

      During the year ended December 31, 2004, the Company sold 25,000 shares of common stock for $5,000.

      During the year ended December 31, 2004, the Company issued 204,320 shares of common stock for services rendered valued at $20,433.

      During the year ended December 31, 2004, 2,325,588 shares of common stock were repurchased and retired at a value of $651,165, and subscribed stock was recorded for $272,610.

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

(cont)

      Net operating loss carryforward   $    32,962
      Depreciation and amortization         (10,587)
      Valuation allowance                   (22,375)
                                        ------------
                                        $       -
                                        ============

The components of the net deferred tax asset at December 31, 2004 under SFAS 109 are as follows:

      Net operating loss carryforward   $  524,127
      Depreciation and amortization       (428,561)
      Valuation allowance                  (95,566)
                                        -----------
                                        $     -
                                        ===========

Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                                  Percent of Pretax
                                         Amount        Income
      Expected                          $(22,375)       (34%)
      Change in valuation allowance       22,375         34%
                                        --------     --------
      Actual expense                    $   -             0%
                                        ========     ========

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

      The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------
Murray N. Conradie      150,000           20.7           $0.46        4/1/09
                        200,000           27.7           $0.50        4/1/14

Jason F. Griffith       100,000           13.8           $0.46        4/1/09
                        100,000           13.8           $0.50        4/1/14

David Cummings           50,000            6.9           $0.46        4/1/09
                         50,000            6.9           $0.50        4/1/14

Conrad Humbke            75,000           10.3           $0.46       11/2/09

(cont)

      There were no other options granted or exercised by the directors and executive officers during the year ended December 31, 2004.

      Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire in April 2014 and are exercisable at prices from $0.46 to $0.50 per option or warrant. See Note 2 for pro-forma information and calculations.
The following is a schedule of the activity relating to the Company's stock options and warrants.

                             Year Ended                Year Ended
                          December 31, 2003        December 31, 2004
                            --------------           --------------
                             Weighted Avg.             Weighted Avg.
                          Shares    Exercise         Shares    Exercise
                         (x 1,000)    Price         (x1,000)    Price
                         ---------  ---------      --------  -----------
Options and warrants
  outstanding at
  beginning of year          -         $   -             -       $   -

Granted:
  Options                    -         $   -            650      $ 0.48
  Warrants                   -         $   -              -      $   -
Exercised                    -         $   -              -      $   -
Expired:
Warrants                   ( - )       $   -              -      $   -
                           ----        -----           ----       ----

Options and warrants
  outstanding and
  exercisable at end
  of period                 -         $   -             650     $   -
                                        =====                   ========

Weighted average fair
  value of options and
  warrants granted during
  the year                             $  -                       $  -

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2004, all of which are exercisable.

                                        Weighted Average
     Range of             Number             Remaining       Weighted Average
   Exercise Prices     Outstanding        Contractual Life    Exercise Price
   ---------------     -----------      ----------------  --------------

     $   -                 -                0 years            $   -

NOTE 9 - ENVIRONMENTAL MATTERS

      Various federal and state authorities have authority to regulate the exploration and developments of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as

(cont)

hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

NOTE 10 - CHANGES IN BOARD OF DIRECTORS

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

NOTE 11 - UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION

   The following supplementary information is presented in compliance with United States Securities and Exchange Commission ("SEC") regulation and FASB Statement No. 69, "Disclosures About Oil and Gas Producing Activities." The supplementary information is not a required part of the basic financial statements and therefore not covered by the report of the Company's independent auditors.

   Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves expected to be recovered through existing wells with current equipment and operating methods. The reserve data is based on studies prepared by the Company's independent consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future productions and development information become available. At December 31, 2004, the Company's proved oil and gas reserves are located in Texas.

                                NUTEK OIL INC.
                      SUPPLEMENTARY INFORMATION REGARDING
                       OIL AND GAS PRODUCING ACTIVITIES
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   UNAUDITED

      The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in only one reportable geographic area, all of which are oil properties.

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                       2004            2003
                                      ----             ----

  Proved oil and gas properties      $ 29,892        $ 84,123
  Unproved oil and gas properties           -               -
  Support equipment, proved properties  9,722           4,013
                                      --------       ---------
                                       39,614          88,136
  Accumulated depreciation and
   depletion                            1,150           3,607
                                      --------       ---------
  Net capitalized costs               $38,465        $ 84,529
                                     =========        =========

2. COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
PERIODS

                                     2004       2003
                                     ----       ----

  Acquisition of proven properties  $    0    $    0

  Exploration costs                      0         0

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS
                                    2004           2003
                                    ----           ----

  Oil Sales - 100%                $351,386       $ 247,930
  Oil Sales - Royalty Share       (155,732)       ( 49,366)
                                   -------        --------
  Oil and gas sales                195,654         198,564
  Lease operating income                 -               -
  Production taxes                 (23,503)        (17,915)
  Production costs                (131,067)        (74,011)
  Exploration expenses                   -               -
  Depreciation and depletion       (98,886)        (96,822)
  Income tax expense                     -               -
                                   -------         --------
  Results of operations for oil
   and gas producing activities
   (excluding corporate overhead
   and financing costs)           $(57,803)       $  9,816
                                  =========       =========

4.  RESERVE QUANTITY INFORMATION

      The following estimates of proved developed reserve quantities are estimates only, and do not purport to reflect realizable values or fair market value of the Company's reserves. They are presented in accordance with the guidelines established by the S.E.C. and disclosure requirements promulgated by SFAS 69. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in southern Texas.

       Proved  reserves  are   estimated   reserves  of  crude  oil  (including
condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating method. The Company's proved developed and undeveloped reserves and changes in them during the periods are as follows.


Proved Developed and Undeveloped Reserves:

                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          ---
Purchase of Minerals in Place(02/22/00)      698,290           -
     Production, 2000                        (10,270)          -
     Production, 2001                        (11,283)          -
     Production, 2002                         (5,554)          -
                                             --------         ---
     Reserves at December 31, 2002           671,183           -
     Revisions of Previous Estimates         (435,092)         -
     Purchase of minerals in place                  -          -
     Production, 2003                         (7,586)          -
                                             --------         ---
     Reserves at December 31, 2003           228,505           -
                                             --------         ---
     Revisions of Previous Estimates          (2,337)          -
     Purchase of minerals in place                 -           -
     Production, 2004                         (4,972)          -
                                             --------         ---
     Reserves at December 31, 2004           221,196           -
                                             ========         ===

(cont)

Proved Developed Reserves:

                                               Oil            Gas
                                              (BBLS)         (MCF)
                                              ------          ---
Purchase of Minerals in Place (02/22/00)      95,640           -
     Production, 2000                        (10,270)          -
     Production, 2001                        (11,283)          -
     Production, 2002                         (5,554)          -
                                             --------         ---
     Reserves at December 31, 2002            68,533           -
     Revisions of Previous Estimates         (28,192)          -
     Purchase of minerals in place                 -           -
     Production, 2003                         (7,586)          -
                                             --------         ---
     Reserves at December 31, 2003            32,755           -
     Revisions of Previous Estimates          (2,337)          -
     Purchase of minerals in place                 -           -
     Production, 2004                         (4,972)          -
                                             --------         ---
     Reserves at December 31, 2004            25,445           -
                                             ========         ===

      Based on a revised Evaluation of Proved Reserves by Bommer Engineering on November 23, 2004 and January 31, 2005, the proved reserves have been revised to account for changes in economic factors and the historical net oil production generated. The engineer's report analyzed the historical production and investments made by the company during the period since the last report and then along with evaluating the current economic factors the report was revised accordingly. In 2002, the Company's production declined significantly, as the Company was in a transition period between pumper's. As a result of this decline the reserve estimates have been adjusted downward to reflect how this decline would affect the reserves if production continued at the reduced levels. When determining the estimated reserves, the corresponding costs of drilling and completing new wells are also included. Since the original reserve study of 2000, the cost of drilling and completing new wells has significantly increased, whereas the price of oil used for determining the future net revenue rose only $2.55 from $30 in 2000 to $32.55 in the current study. The increase in costs for drilling and completion, along with the relatively minor oil price increase and the low level of production during 2002 and 2003 resulted in a significant decline in the value for proved developed and undeveloped reserves.

 5. STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AT THE ABOVE REFERENCED DATE

       Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," prescribes guidelines for computing a standardized measure of future net cash flow and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed in the following paragraphs.

       Future cash inflows and future production and development costs are determined by applying year-end oil prices and costs to the estimated quantities of oil to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

(cont)

       The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

       The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:


                                           2004                    2003
Future cash inflows                   $  7,224,115          $   7,419,769
Future production costs                 (1,089,078)            (1,220,145)
Future development costs                (3,146,000)            (3,146,000)
Future income tax provision               (198,927)              (222,430)
                                      -------------        ---------------
Future net cash flows                    2,790,110              2,831,194
  Effect of 10% discount factor         (2,974,620)            (2,910,629)
                                      -------------        ---------------
Standardized measure of discounted
  future net cash flows               $   (184,510)        $      (79,435)
                                      =============        ===============

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows were $32.55 per barrel.

       The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from December 31, 2003 to December 31, 2004:


                                                  2004       2003

Standardized measure, beginning of period      $(79,435)   $3,282,096
Purchase of reserves in place                         0             0
Sales of oil produced, net of production costs  (64,587)     (124,553)
Net changes in prices and production costs      (40,488)    1,791,589
Net change in estimated future development costs      0     2,135,180
Net change in income taxes                            0     1,230,609
Revisions of previous quantity estimates              0    (8,394,356)
Accretion of discount                                 0             0
Other                                                 0             0
                                               ---------    ---------
Standardized measure, end of period           $(184,510)    $ (79,435)
                                              ===========  ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On June 15, 2004, Gary V. Campbell, CPA, Ltd. notified the Company that they were declining to stand for re-election as the Company's independent auditor of record. The Board of Directors accepted this decision on June 15, 2004. The Registrant appointed Larry O'Donnell, CPA, P.C., as the Registrant's independent accountants for the year ending December 31, 2004. The selection of accountants was approved by the Registrant's Board of Directors. Larry O'Donnell, CPA, P.C. was engaged by the Registrant on June 18, 2004. During the most recent two fiscal years and during the portion of 2004 preceding the Board's decision, neither the Company nor anyone engaged on its behalf has consulted with Larry O'Donnell, CPA, P.C. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

      The audit reports issued by Gary V. Campbell, CPA, Ltd. with respect to the Registrant's financial statements for December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. From December 12, 2002 through June 15, 2004, there were no disagreements between the Registrant and Gary V. Campbell, CPA, Ltd. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gary V. Campbell, CPA, Ltd., would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

ITEM 8A.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2004:

      Name                  Age   Position/Office        Served Since

      Murray N. Conradie    39    Chairman/President/CEO April 1999
      Jason F. Griffith     27    CFO/Director           June 2002
      David Cummings        45    VP of Operations       September 2002
      Conrad Humbke         71    Director               November 2004

      The following is a brief description of the business background of the directors and executive officers of the Company:

Murray N. Conradie - President/CEO and Chairman of the Board

       Mr. Conradie has been the CEO and Chairman of the Board and a Director of Datascension Inc, a public company trading on the OTCBB since April 1999 which was the parent company of Nutek Oil, prior to the spin-off. Mr. Conradie has several years of experience in creating and developing start-up enterprises and has a background in Law and Accounting.

Jason F. Griffith - CFO/Director

       Mr. Griffith is also currently the CFO and a Director of Datascension Inc, a public company trading on the OTCBB. Mr. Griffith has held this position since June of 2002. Prior to that, Mr. Griffith was the accounting manager for a CPA firm in Henderson, Nevada starting in August of 2001. Before taking on this position, he worked for Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in the summer of 2001. Prior to joining Arthur Andersen, Mr. Griffith was in the process of completing his undergraduate degree and Masters in Accounting from Rhodes College in Memphis, Tennessee. Mr. Griffith is a licensed CPA in both the state of Nevada and Tennessee. He is a member of the American Institute of Certified Public Accountants, The Association of Certified Fraud Examiners, The Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Society of CPAs.

Dave Cummings - Vice President Operations

       Dave Cummings has numerous years experience in the South Texas oilfields with various independent producers, handling all areas of field operations. Dave Cummings has numerous years experience in the South Texas oilfields with various independent producers, handling all areas of field operations. Dave Cummings has owned and operated Cummings Wireline Service since 1985, while also sub-contracting for USA Plugging, Inc. since 1999.

Conrad Humbke- Director

       Mr. Humbke has many years experience in the oil and gas industry and has served both as a director and officer of oil and gas companies which also included oil and mining exploration. Mr. Humbke has been in retirement for the past 5 years.

Significant Employees

       The Company has not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

      There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Legal Proceedings

      None of the Company's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or other wise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

      None of the Company's officers or directors, nor to the knowledge of the Company, any of the Company's control persons, has:

      - had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      - been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      - been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      - been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

Committees

      The Company does not have any audit, compensation, and executive committees of its board of directors. The entire board of directors is serving as the Company's audit committee.

Conflicts of Interest

      The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover,

(cont)

additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

      The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Reporting persons are required by Commission regulations to furnish us with copies of all
Section 16(a) forms they file.

      Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.

Indemnification of Directors and Officers.

      The By-laws of the Company state that to the extent allowed by Nevada State law, as same may be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect

(cont)

to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

                       SUMMARY COMPENSATION TABLE

Name & Position      Fiscal Year     Salary       Bonus     Other Compensation
---------------      -----------     ------       -----     -----------------
Murray N. Conradie     2002         $3,500         -0-            -0-
Chairman/CEO           2003           -0-          -0-            -0-
                       2004         24,000         -0-            -0-

Jason F. Griffith     2002           -0-          -0-            -0-
CFO                    2003           -0-          -0-            -0-
                       2004         12,000         -0-            -0-

Dave Cummings          2001           -0-          -0-            -0-
VP Operations          2003         $1,205         -0-          40,818
shares(1)
                       2004         $7,650         -0-          48,896
shares(2)

      (1) Mr. Cummings received 40,818 shares of restricted common stock of the Company in lieu of cash payment for 2003. The value of shares issued was based on a price of $.10 for a total value of $4,082.

      (2) Mr. Cummings received 48,896 shares of restricted common stock of the Company in lieu of cash payment for 2004. The value of shares issued was based on an average price of $.245 for a total value of $12,000.

Common Stock

      The Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock.

Employment Agreements

      On April 1, 2004, we entered into an employment agreement with Murray Conradie. The term of employment is five (5) years. Mr. Conradie serves as President, CEO, Chairman and Director. We agreed to pay Mr. Conradie a base salary of $24,000 per annum for the first year of employment, increasing based on performance of the company and time devoted solely to the Company. In addition to the cash compensation earned by Mr. Conradie, we granted Mr. Conradie an option to purchase shares of our common stock according to the Executive Stock Option Plan.

      On April 1, 2004, we entered into an employment agreement with Jason Griffith. The term of employment is five (5) years. Mr. Griffith serves as Chief financial Officer, Secretary/Treasurer and Director. We agreed to pay Mr. Griffith a base salary of $12,000 per annum for the first year of employment, increasing based on performance of the company and time devoted solely to the Company. In addition to the cash compensation earned by Mr. Griffith, we granted Mr. Griffith an option to purchase shares of our common stock according to the Executive Stock Option Plan.

      On April 1, 2004, we entered into an employment agreement with David Cummings. The term of employment is one (1) year with automatic renewals for additional one (1) year periods. Mr. Cummings serves as Vice-President of operations. We agreed to pay Mr. Cummings a base salary of $18,000 per annum for the first year of employment, increasing based on performance of the company and time devoted solely to the Company. In addition to the cash compensation earned by Mr. Cummings, we granted Mr. Cummings an option to purchase shares of our common stock according to the Executive Stock Option Plan.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

      The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------

Murray N. Conradie      150,000           20.7           $0.46        4/1/09
                        200,000           27.7           $0.50        4/1/14

Jason F. Griffith       100,000           13.8           $0.46        4/1/09
                        100,000           13.8           $0.50        4/1/14

David Cummings           50,000            6.9           $0.46        4/1/09
                         50,000            6.9           $0.50        4/1/14

Conrad Humbke            75,000           10.3           $0.46       11/2/09

      There were options issued to officers in April of 2004. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire in April 2009 and 2014 and are exercisable at prices from $.46 to $.50 per option or warrant, respectively.

Compensation of Directors

      There were no arrangements pursuant to which any director of the Company was compensated through December 31, 2004 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as the Company's only directors are its current executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The mailing address for each of the persons indicated is our corporate headquarters.

      Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

      Name                        Number of Shares       Percent

      Murray N. Conradie                174,990          5.63%

      Jason F. Griffith                   8,570          0.28%

      David Cummings                     77,790          2.50%

      Conrad Humbke                         -0-           0.0%

      Officers and Directors as a Group 261,350          8.41%

      Mr. Conradie, Mr. Griffith, Mr. Cummings, and Mr. Humbke have options to purchase a total of 375,000 shares of the Company's Common Stock at $.46 any time before March 31, 2009; and a total of 350,000 shares at $.50 any time before March 31, 2014.

      The percentage ownership calculations listed above are based upon 3,106,918 shares of common stock being outstanding, and no options granted being exercised as of December 31, 2004.

Persons Sharing Ownership of Control of Shares

      Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

      No person owns or shares the power to vote ten percent (10%) or more of the Company's securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has a note payable to a shareholder, in the amount of $50,000 as of December 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2004 was $8,417. The amounts are considered short term due to the delinquency of payments on the accrued interest. This shareholder is not considered to be an affiliate or a

(cont)

control person.

      The Company has a note payable to a shareholder, in the amount of $20,000 as of December 31, 2004. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2004 was $2,500. The amounts are considered short term due to the delinquency of payments on the accrued interest. This shareholder is not considered to be an affiliate or a control person.

      The Company has an outstanding note payable to a shareholder, in the amount of $50,000 as of December 31, 2004. This payable accrues interest at 15% annually through March 2005. As of December 31, 2004, there was no accrued interest due. This shareholder is not considered to be an affiliate or a control person.

      The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $25,517. This payable accrues interest at 1% monthly due on the first day of each month.

      The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $36,833. This payable accrues interest at 1% monthly due on the first day of each month.

      The Company was advanced monies from Datascension, Inc. (f/k/a Nutek Inc.) and has additionally repurchased the balance of shares owned by Datascension, Inc. (f/k/a Nutek Inc.). The total amount owed to (f/k/a Nutek Inc.) as of December 31, 2004 is $1,015,014. The terms of this note shall be to receive payments as funds become available, but no later than 10 years from the date of the above reference sale of shares. Datascension will not have the ability to call the note due, provided there has been some form of payment received during a continuous three month period. There is currently no affiliation between Nutek Oil and Datascension International, nor has the terms of the loan been altered.

Other Material Transactions.

      With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      The following documents are included or incorporated by reference as exhibits to this report:

Exhibit 3. Articles of Incorporation and Bylaws.

    3.1 Articles of Incorporation*
    3.2 Bylaws*

Exhibit 10.Material Contracts

   10.1 Letter of Intent to Purchase Selected Assets from Clipper Operating Company.*
   10.2 Purchase Agreement of Selected Assets from Nutek Inc.*
   10.3 Executive Compensation Agreement (Murray N. Conradie)*
   10.4 Executive Compensation Agreement (David Cummings)*
   10.5 Executive Compensation Agreement (Jason F. Griffith)*
   10.6 Executive Stock Option Agreements (Murray N. Conradie)*
   10.7 Executive Stock Option Agreements (David Cummings)*
   10.8 Executive Stock Option Agreements (Jason F. Griffith)*
   10.9 Executive Stock Option Agreements (Charles Snipes)*
   10.10 Qualified Equity Incentive Stock Option Plan*
   10.11 Contract for Services (Peter R. Maupin)**
   10.12 Contract for Services (Smitty's Pumping)**
   10.13 Executive Stock Option Agreements (Conrad Humbke)

* Previously filed as an exhibit to the Company's Form 10-SB, filed April 30, 2004.
** Previously filed as an exhibit to the Company's Amendment No. 2 to Form 10-SB, filed September 3, 2004.

Exhibit 23.Consent of Experts and Counsel

   23.1 Consent of Larry O'Donnell, CPA, P.C., Certified Public Accounts.

Exhibit 27.Financial Data Schedule

   27.1 Financial Data Schedule

Exhibit 31.Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification   of  Principal  Financial  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.Certifications required by Rule  13a-14(b)  or  Rule  15d-14(b)  and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification   of  Principal  Financial  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

      On June 18, 2004, Registrant filed a Current Report on Form 8-K, relating to the engagement of Larry O'Donnell, CPA, P.C., Certified Public Accounts as its principal accountant to replace its former principal accountant, Gary V. Campbell, CPA, Ltd. (See Exhibit 8-K filed June 18, 2004)

      On November 3, 2004, Registrant filed a Current Report on Form 8-K, relating to the replacement of Charles Snipes as Board Member and the appointment of Conrad Humbke as Board Member of the Company. Shareholders representing a majority ownership in the company consented and approved this action. (See Exhibit 8-K filed November 3, 2004)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal years ended December 31, 2004, the Company's principal accountant billed $5,300, for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB filings. For the year ended December 31, 2003, the Company's prior accountant billed the company $2,500 for the annual audit of the financial statements.

Audit-Related Fees

      For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2004 and 2003, the Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

      Prior to engaging the Company's accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Nutek Oil, Inc.

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Jason Griffith
                                  -------------------
                                  Jason Griffith, CPA
                                  Chief Financial Officer and Director
                                  (Principal Financial Officer)

                                  Date: March 30, 2005


      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Jason Griffith
                                  -------------------
                                  Jason Griffith, CPA
                                  Chief Financial Officer and Director
                                  (Principal Financial Officer)

                                  Date: March 30, 2005