Form 10QSB
period 2005-03-31
SOUTH TEXAS OIL CO
filed 2005-05-16
CIK 1288946

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-50732

                           South Texas Oil Company
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               74-2949620
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

 900 NE Loop 410, Suite E-121, San Antonio, TX                 78209
-----------------------------------------------              ---------
    (Address of principal executive offices)                 (Zip Code)

                    210-568-9760 (Telephone)  210-568-9761 (Fax)
                    --------------------------------------------
                           (Issuer's telephone number)

          Nutek Oil, Inc., 6330 McLeod Drive, Suite 1, Las Vegas, NV 89120
          ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 4,766,607 outstanding, par value $.001 per share as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     3
          Balance Sheet (unaudited).................................     4
          Statements of Operations (unaudited)......................     5
          Statements of Cash Flows (unaudited)......................     6
          Notes to Financial Statements.............................  7-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................    11

Item 3. Controls and Procedures.....................................    14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................    15

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........    15

Item 3.   Defaults upon Senior Securities...........................    16

Item 4.   Submission of Matters to a Vote of Security Holders.......    16

Item 5.   Other Information..........................................   16

Item 6.   Exhibits and Reports on Form 8-K...........................   16

Signatures...........................................................   17

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                                   BALANCE SHEETS




                                                         As of      As of
                                                         3/31/05   12/31/04
      Current Assets:
      Cash                                              $  28,147  $  9,944
      Accounts receivable                                  27,193    15,981
      Prepaid expenses                                      1,289         -
                                                        --------- ---------
      Total current assets                                 56,629    25,925

      Property and Equipment, net of
         accumulated depreciation                       1,511,182 1,539,089
                                                        --------- ---------
      Total Assets                                      1,567,811 1,565,014
                                                        ========= =========

      Current Liabilities:
      Accounts payable                                  $  51,854  $ 52,164
      Related party accrued interest                       12,667    11,500
      Line of credit                                       73,747    72,573
      Related party payable                               104,738    73,850
      Accrued payroll liabilities                          11,984     2,295
      Related party current portion of long-term debt      70,000   120,000
                                                        --------- ---------
      Total current liabilities                           324,990   332,382

      Related Party Long-Term Debt,
      net of current portion                                    - 1,015,014
                                                        --------- ---------
      Total Liabilities                                   324,990 1,347,396

      Stockholders' Equity:
      Common stock, $0.001 par value, 50,000,000
      shares authorized; 4,074,743 and 3,061,474 shares
      issued and outstanding at March 31, 2005
      and December 31, 2004, respectively                   4,075     3,061
      Additional paid-in capital                        1,744,606   730,272
      Subscribed Stock                                   (55,266) (117,250)
      Deficit                                           (450,594) (398,466)
                                                        --------- ---------
      Total stockholders' equity                        1,242,821   217,618
                                                        --------- ---------
      Total Liabilities and Stockholders' Equity        1,567,811 1,565,014
                                                        ========= =========

      		  See Notes to the Financial Statements

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                              STATEMENTS OF OPERATIONS


                                                  3 months      3 months
                                                ended 3/31/05 ended 3/31/04

      Revenue
      Oil and gas sales                                52,447        72,782
      Interest income                                       -            60
      Other Income                                          -         1,053
                                                      -------     ---------
           Total Revenues                              52,447        73,895

      Expenses

      General and administrative                       29,101        57,239
      Production costs                                 29,934        48,424
      Depreciation, depletion, and amortization        25,757        24,448
      Interest expense                                  6,337         2,929
      Plugging of wells                                 9,600             -
      Production taxes                                  3,846         6,613
      Other expense                                         -            50
                                                      -------     ---------
           Total expenses                             104,575       139,703
      Income before provision for income taxes       (52,128)      (65,808)
      Provision for income taxes                            -             -
                                                      -------     ---------
      Net Loss                                       (52,128)      (65,808)
                                                      =======      ========


      Basic and diluted weighted average number
      of common shares outstanding                  3,568,109     2,992,954

      Basic Net Loss Per Share                         (0.01)        (0.02)

      Diluted Net Loss Per Share                       (0.01)        (0.02)



         		  See Notes to the Financial Statements

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                               STATEMENT OF CASH FLOWS



                                                         3 months      3 months
                                                    ended 3/31/05 ended 3/31/04

      Cash Flows from Operating Activities:
Net loss                   	                          $(52,128)    $(65,808)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Services received for stock                     	    12,000       15,073
Depreciation and amortization                 	            25,757       24,448
(Increase) decrease in accounts receivable   	           (11,212)       6,321
Increase in prepaid expenses                 	            (1,289)        -
Increase in related party accrued interest    	             1,167        1,833
Increase (decrease) in related party payable     	   (50,000)        -
Increase (decrease) in payroll liabilities       	     9,689         -
Increase (decrease) in accounts payable          	      (310)       2,120
                                                           ---------     -------
Net cash provided (used) by operating activities 	   (66,326)     (16,013)

Cash Flows from Investing Activities:
Purchase of property and equipment                           2,150        (800)
                                                          ---------     -------

Cash Flows from Financing Activities:
Increase in related party notes payable                      19,705     251,520
Increase in subscribed stock                                 61,984    (272,610)
Increase in line of credit                                    1,174     (11,241)
Issuance of stock                                              (484)         -
                                                          ---------     -------
Net cash provided by financing activities                    82,379     (32,331)
                                                          ---------     --------
Net Increase in Cash                                      $  18,203    $(49,144)
                                                          ---------     --------

Balance, Beginning                                            9,944      50,876

Balance, Ending                                           $  28,147      $1,732
                                                          ---------     --------

Interest Paid                                             $   6,337      $2,929
                                                          ---------     --------
Taxes Paid                                                $       -      $   -
                                                          ---------     --------




            		  See Notes to the Financial Statements

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

South Texas Oil Company (formerly known as Nutek Oil, Inc.) was incorporated on December 3, 1998. South Texas Oil Company is involved in the development and operation of oil properties with proven reserves in the United States of America. South Texas Oil Company purchased selected equipment and assets from Clipper Operating Company and began operations as a separate company during 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

South Texas Oil Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, South Texas Oil Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if South Texas Oil Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended March 31, 2005 and the year ended December 31, 2004:

                                                  3/31/05            2004
      Net loss, as reported                   $   (52,128)    $  (183,196)
      Add:  Stock-based employee
          compensation expense
          included in reported loss,
          net of related tax effects                 --            --
      Deduct:  Total stock-based employee
          compensation expense determined
          under fair value based methods
          for all awards, net of related
          tax effects                                --          (60,926)
                                                ----------     ----------

         Pro forma net loss                   $   (52,128)    $ (244,122)

         Net loss per common share:
             Basic and fully diluted
             loss per share, as reported    $     (0.01)   $    (0.08)
             Basic and fully diluted
             loss per share, pro forma      $     (0.01)   $    (0.08)

There were no stock options granted for the 3 months ended March 31, 2005. For the options granted in 2004, South Texas Oil Company used the exercise price of $0.46, the fair market value of $0.25 per share at the end of the year, a 5 year term, and 100% volatility to determine the value of the options.

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. South Texas Oil Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                        3/31/05              2004
           Leasehold Improvements   $   707,195       $   707,195
           Equipment and machinery    1,285,758         1,288,509
           Accumulated depreciation    (481,771)         (456,615)
                                    ------------      -----------
                                    $ 1,511,182       $ 1,539,089
NOTE 4 - LINE OF CREDIT

South Texas Oil Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at March 31, 2005 is 7.25%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

South Texas Oil Company has a note payable to a shareholder, in the amount of $50,000 as of March 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2005 was $9,667. The amounts are considered short term due to the delinquency of payments on the accrued interest.

South Texas Oil Company has a note payable to a shareholder, in the amount of $20,000 as of March 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2005 was $3,000. The amounts are considered short term due to the delinquency of payments on the accrued interest.

South Texas Oil Company has an outstanding note payable to Murray Conradie, South Texas Oil Company's CEO, in the amount of $61,252. This payable accrues interest at 1% monthly due on the first day of each month.

South Texas Oil Company has an outstanding note payable to Jason Griffith, South Texas Oil Company's CFO, in the amount of $43,486. This payable accrues interest at 1% monthly due on the first day of each month.

On April 13, 2005, South Texas Oil Company agreed to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) has an interest in valued at $1,003,831. The South Texas Oil Company restricted common shares are being distributed to Datascension

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (cont)

Inc. shareholders in a ratio of one share of South Texas Oil Company's restricted common stock for approximately every 18 shares of Datascension common stock they own. As Datascension currently has no fractional shares outstanding, no fractional shares of South Texas Oil Company common stock will be distributed in the distribution. This issuance is reflected in the financial statements as of March 31, 2005. (See Note 7 Subsequent Events.)

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2005, South Texas Oil Company did not sell any shares of common stock.

During the three months ended March 31, 2005, South Texas Oil Company issued 49,180 shares of common stock for services rendered valued at $12,000.

During the three months ended March 31, 2005, South Texas Oil  Company   issued
6,740 shares of  common  stock  as  an  adjustment  to  a  prior  issuance   to
correct   an administrative error.

During the three months ended March 31, 2005, 957,349 shares of common stock in exchange for the settlement of $1,003,831 of debt. (See Note 5 Related Party Transactions.)

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2005, South Texas Oil Company completed the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC in Atascosa County, Texas insofar as they cover the following minimum net revenue interests
(NRI).

South Texas Oil Company additionally purchased all of the personal property associated with the oil wells on the lands described in the Purchase
Agreement attached as Exhibit 10.14 including, but not limited to, all well equipment, spare equipment and tank batteries. Equipment will be sold "as is".

The total purchase price was three hundred seven thousand four hundred twenty-six dollars ($307,426) made up as follows; Purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price for the acreage was sixty nine thousand four hundred ten and no/100 dollars ($69,410). Purchase of all equipment was at a depreciated price of forty five percent (45%) of the replacement value. Total price for equipment was two hundred thirty eight thousand sixteen and no/100 dollars ($238,016).

The method of payment will be as follows; The issuance of five hundred twelve thousand three hundred seventy-seven (512,377) shares of Nutek Oil, Inc restricted stock representing fifty percent (50%) of the purchase price at $0.30 per share, calculated as the prior thirty (30) day average closing price from the date of closing. The remaining amount of one hundred fifty three thousand seven hundred thirteen and no/100 dollars ($153,713) will be paid monthly for a period of thirty six (36) months with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS (cont)

month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur. The purchase price of the leases and assets were based on current market conditions as well as the historical purchase prices made by South Texas Oil Company for acreage and a determination of the current replacement value of the equipment.

A material relationship exists between JGM Oil Investments, LLC and South Texas Oil Company in so far as both Mr. Conradie the President/CEO and a Director of South Texas Oil Company and Mr. Jason Griffith, the Chief Financial Officer and a Director of South Texas Oil Company have a combined majority ownership of JGM Oil Investments, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion of certain factors affecting South Texas Oil Company's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

Overview

      South Texas Oil Company was formed for the purpose of development and operation of oil properties with proven reserves. South Texas Oil Company's strategy is to focus in domestic areas where major oil producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Considerable oil reserves in proven fields remain to be exploited by well-managed independent oil companies capable of extracting these reserves at lower risk and lower cost than unproved prospects. South Texas Oil Company's initial development strategy has been to acquire such proven fields and increase production through the application of advanced technology and the exploration of other proven formations in the same fields.

      South Texas Oil Company's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. South Texas Oil Company has associated with highly experienced exploration and development engineering and geology personnel that strive to add production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations.

      South Texas Oil derives its revenues from its producing oil properties. These properties consist of working interests in producing oil wells having proved reserves. South Texas Oil Company's capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

South Texas Oil Company's website address is http://www.southtexasoil.com.

Results of Operations

      For the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

      Oil sales. For the three months ended March 31, 2005, oil revenues were $52,447 compared to $72,782 for the same period during 2004, a decrease of $20,335. The decrease was the result of lower oil production while South Texas Oil Company searched for a replacement pumper during this period.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $25,757 for the three months ended March 31, 2005 compared to $24,448 for the same period in 2004, an increase of $1,309. The increased depreciation, depletion and amortization expenses were the result of the purchase of miscellaneous equipment and leasehold improvements during the period ended March 31, 2005.

      General and administrative expenses. General and administrative expenses were $29,101 for the three months ended March 31, 2005 compared to $57,239 for the same period in 2004, a decrease of $28,138. This decrease was primarily related to the reduction in overhead and a decrease in professional fees related to the Form 10 Registration filed during the period ended March 31, 2004.

      Interest expense (net of interest income). Interest expense was $6,337 for the three months ended March 31, 2005 compared to $2,929 for the same period in 2004, an increase of $3,408. The increase was due to increases in the outstanding debt of South Texas Oil Company during the period.

      Net income (loss). Net loss decreased from $(65,808) for the three months ended March 31, 2004 to $(52,128) for the same period in 2005. The primary reasons for this decrease include a reduction in professional fees and reduction in overhead, which was offset by a reduction in the revenue.

Significant Subsequent Events occurring after March 31, 2005:

      Effective April 1, 2005, the Certificate of Incorporation was amended to change the name of the corporation from Nutek Oil, Inc., to South Texas Oil Company.

      On April 1, 2005, South Texas Oil Company completed the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC in Atascosa County, Texas insofar as they cover the following minimum net revenue interests (NRI).

Minimum Net Revenue Interest (NRI)

A. G.O. Davidson Lease, a minimum of a seventy and 4/10 percent (70.4%) net revenue interest (NRI).

B. Oldjamie Lease, a minimum of a sixty five and 925/1000 percent (65.925%) net revenue interest (NRI).

C. Diamond Head Lease, a minimum of a fifty seven percent (57%) net revenue interest (NRI).

D. Fowler A Lease, a minimum of a fifty eight and 1/8 percent (58.125%) net revenue interest (NRI).

E. Fowler C Lease, a minimum of a sixty three percent (63%) net revenue interest (NRI).

      South Texas Oil Company additionally purchased all of the personal property associated with the oil wells on the lands described in the Purchase Agreement, including, but not limited to, all well equipment, spare equipment and tank batteries. Equipment will be sold "as is".

The total purchase price was three hundred seven thousand four hundred twenty-six dollars ($307,426) made up as follows; Purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price for the acreage was sixty nine thousand four hundred ten and no/100 dollars ($69,410). Purchase of all equipment was at a depreciated price of forty five percent (45%) of the replacement value. Total price for equipment was two hundred thirty eight thousand sixteen and no/100 dollars ($238,016). (See Exhibit 10.14 filed with the 8-K Current Report on April 7, 2005.)

      A material relationship exists between JGM Oil Investments, LLC and South Texas Oil Company in so far as both Mr. Conradie the President/CEO and a Director of South Texas Oil Company and Mr. Jason Griffith, the Chief Financial Officer and a Director of South Texas Oil Company have a combined majority ownership of JGM Oil Investments, LLC.

      On April 13, 2005, South Texas Oil Company agreed to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South

(cont)

Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) had an interest in valued at $1,003,831. (See 8-K Current Report filed on April 14, 2005.)

Capital Resources and Liquidity

For the three month period ended March 31, 2005 South Texas Oil Company increased its working capital from a negative $306,457 as at December 31, 2004 to a negative $268,361 as at March 31, 2005. This increase in working capital was a result of an increase of cash on hand of $18,203, an increase in accounts receivable of $11,212, an increase in prepaid expenses of $1,289, a decrease in accounts payable of $310, an increase in related party interest of $1,167, an increase in the line of credit of $1,174, an increase in related party payables of $30,888, an increase in payroll liabilities of $9,689 and a decrease in related party long term debt of $50,000.

On March 31, 2005 South Texas Oil Company had total assets of $1,567,811 compared to $1,565,014 on December 31, 2004, an increase of $2,797. The reason for the increase in assets is a result of the increase in cash on hand of $18,203, an increase in accounts receivable of $11,212, and increase in prepaid expenses of $1,289 along with a corresponding decrease in the Property and Equipment values $27,907 related to depreciation. South Texas Oil Company had a total stockholders' equity of $1,242,821 on March 31, 2005 compared to $217,618 on December 31, 2004, an increase in equity of $1,025,203 related to the decrease in long term debt.

Disclosures about Market Risks

      Like other natural resource producers, South Texas Oil Company faces certain unique market risks. The most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

      Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Because domestic demand for oil exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices. To this extent South Texas Oil Company does not see itself as directly competitive with other producers, nor is there any significant risk that South Texas Oil Company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would come from falling international prices which could render current production uneconomical.

Environmental and Government Compliance and Costs.

      All oil and gas operations are subject to extensive environmental permitting and governmental regulation. All drilling and rework operations are subject to inspection by local, state and federal regulators. Violation of these requirements or environmentally damaging spills or accidents due to non-compliance in these areas can result in fines and, depending on the severity of the negligence, criminal prosecution. South Texas Oil Company is not currently a party to any judicial or administrative proceedings which involve environmental regulations or requirements and management believes that it is in substantial compliance with all applicable environmental regulations.

      In many cases there is a bond required of operators to ensure that a prospective well is properly plugged and abandoned when its useful life is determined to be concluded.

(cont)

      South Texas Oil Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of South Texas Oil Company's projects. The current bond of $50,000 covers the wells operated by South Texas Oil Company as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic Regulation, Chapter 3 Oil and Gas Division, Rule {section}3.78 Fees, Performance Bonds and Alternate Forms of Financial Security Required To Be Filed.

Off-Balance Sheet Arrangements.

      South Texas Oil Company currently does not have any off-balance sheet arrangements.

Forward-Looking Information

      Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect South Texas Oil Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by South Texas Oil Company, increasing competition, fluctuations in lease operating costs and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. South Texas Oil Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Controls and Procedures.

      (a) Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to South Texas Oil Company is included in this quarterly report.

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

      (b) Changes in internal controls. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      South Texas Oil Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against South Texas Oil Company.

To the knowledge of management, no director, executive officer or affiliate of South Texas Oil Company is a party adverse to South Texas Oil Company or has a material interest adverse to South Texas Oil Company in any proceeding.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended March 31, 2005, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On March 31, 2005, 12,205 shares of restricted common stock valued at $3,000 for an average price of $.246 per share were issued to an employee in consideration for employment services previously rendered.

      In the period subsequent to March 31, 2005, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On April 1, 2005, 256,189 restricted shares of common stock valued at $76,857 for an average price of $.30 per share were issued to Mr. Conradie, the President/CEO and Director of South Texas Oil Company for the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC.

      On April 1, 2005, 128,094 restricted shares of common stock valued at $38,428 for an average price of $.30 per share were issued to Mr. Griffith, the Chief Financial Officer and Director of South Texas Oil Company for the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC.

      On April 1, 2005, 128,094 restricted shares of common stock valued at $38,428 for an average price of $.30 per share were issued to the remaining shareholders of JGM Oil Investments, LLC for the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC.

      On April 12, 2005, 177,778 shares of restricted common stock valued at $40,000 for an average price of $.225 per share were sold to two accredited investors as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

      On April 13, 2005, South Texas Oil Company agreed to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) had an interest in valued at $1,003,831.

      All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

(cont)

 - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
 - The shares were purchased for investment purposes without a view to distribution;
 -  A restriction on transfer legend was placed on all certificates issued;
 -  The distributions did not involve general solicitation or advertising; and,
 - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications  required  by Rule 13a-14(a) or Rule 15d-
14(a)

    31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2  Certification  of  Principal  Financial  Officer   pursuant   to  18
U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of  Principal  Financial  Officer   pursuant   to  18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed April 7, 2005, items 1.01, 2.01, 3.02 and 9.01.

      On April 7, 2005, South Texas Oil Company filed a Current Report on Form 8-K, relating to the Executive Stock Option Agreement filed as Exhibit 10.13 with the Current Report detailing the options offered to Conrad Humbke as a result of his Board Appointment.

      Additionally on April 7, 2005, South Texas Oil Company reported the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC in Atascosa County. The total purchase price was three hundred seven thousand four

(cont)

hundred twenty-six dollars ($307,426) made up as follows; Purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price for the acreage was sixty nine thousand four hundred ten and no/100 dollars ($69,410). Purchase of all equipment was at a depreciated price of forty five percent (45%) of the replacement value. Total price for equipment was two hundred thirty eight thousand sixteen and no/100 dollars ($238,016).

(b)   Report on Form 8-K filed April 14, 2005, item 3.02.

      On April 14, 2005, South Texas Oil Company filed a Current Report on Form 8-K, relating to South Texas Oil Company agreeing to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) had an interest in valued at $1,003,831.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  South Texas Oil Company

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

                                  Date: May 16, 2005

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

                                  Date: May 16, 2005