Form 10QSB
period 2005-06-30
SOUTH TEXAS OIL CO
filed 2005-08-11
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2005

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 4,789,171 outstanding, par value $.001 per share as of August 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION						 3

Item 1.   Financial Statements......................................   F-1
          Balance Sheet (unaudited).................................   F-2
          Statements of Operations (unaudited)......................   F-3
          Statements of Cash Flows (unaudited)......................   F-4
          Notes to Financial Statements.............................   F-5

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     4

Item 3. Controls and Procedures.....................................     8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     9

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     9

Item 3.   Defaults upon Senior Securities...........................    10

Item 4.   Submission of Matters to a Vote of Security Holders.......    10

Item 5.   Other Information..........................................   10

Item 6.   Exhibits and Reports on Form 8-K...........................   10

Signatures...........................................................   11

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                                   BALANCE SHEETS



                                                  6/30/05   12/31/04
CURRENT ASSETS:
Cash                                               $26,596     $9,944
Accounts receivable                                 14,672     15,981
						  --------  ---------
TOTAL CURRENT ASSETS                                41,268     25,925

Property and Equipment, net of
    accumulated depreciation                     1,789,608  1,539,089
						----------  ---------
TOTAL ASSETS                                    $1,830,876 $1,565,014
						==========  =========

CURRENT LIABILITIES:
Accounts payable                                   $48,284    $52,164
Related party accrued interest                      14,417     11,500
Line of credit                                      71,186     72,573
Related party payable                              178,361     73,850
Accrued payroll liabilities                          9,890      2,295
Other short term loans                               6,838          -
Related party current portion of long-term debt     70,000    120,000
						----------  ---------
TOTAL CURRENT LIABILITIES                          398,976    332,382

Related Party Long-Term Debt,
   net of current portion                           88,803  1,015,014
						----------  ---------

TOTAL LIABILITIES                                  487,779  1,347,396

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 4,789,117 and 3,061,474 shares
issued and outstanding at June 30, 2005
and December 31, 2004, respectively                  4,797      3,061
Additional paid-in capital                       1,943,651    730,272
Subscribed Stock                                  (55,266)  (117,250)
Deficit                                          (550,085)  (398,466)
						----------  ---------
TOTAL STOCKHOLDERS' EQUITY                       1,343,097    217,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,830,876 $1,565,014
						==========  =========


	       The accompanying notes to financial statements are
		an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                              STATEMENTS OF OPERATIONS



			       6 months ended	    3 months ended
                             6/30/05    6/30/04    6/30/05   6/30/04


Oil and gas sales            $120,386   $105,147   $67,939   $32,365
Interest income                     -      1,135         -        22
Other income                        -         50         -         -
			     --------   --------   -------   -------
  Total revenues              120,386    106,332    67,939    32,387

General and administrative    101,488     90,559    72,387    32,861
Production costs               67,884     62,205    37,950     9,933
Depreciation and amortization  54,756     48,952    28,999    24,504
Interest expense                9,456      9,153     3,119     6,224
Plugging of wells              29,400          -    19,800         -
Production taxes                9,021      3,686     5,175     1,280
			     --------  ---------  --------  --------
   Total expenses             272,005    214,555   167,430    74,802

Income before provision
   for income taxes         (151,619)  (108,223)  (99,491)  (42,415)
Provision for income taxes         -          -         -         -
			     --------  ---------  --------  --------
NET LOSS                   $(151,619) $(108,223) $(99,491) $(42,415)

Basic and diluted weighted
average number of common
shares outstanding         4,431,930  2,977,782 3,568,109 3,007,879

BASIC NET LOSS PER SHARE      $(0.03)    $(0.04)   $(0.03)   $(0.01)

DILUTED NET LOSS PER SHARE    $(0.03)    $(0.04)   $(0.03)   $(0.01)


	       The accompanying notes to financial statements are
		an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                               STATEMENT OF CASH FLOWS




						    6 months ended
                                                  6/30/05    6/30/04
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(151,619) $(42,415)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Stock issued for services		             18,055         -
Depreciation and amortization                        54,756    24,504
(Increase) decrease in accounts receivable            1,309     9,241
Increase in prepaid expenses                              -     3,775
Increase in related party accrued interest            2,917     (833)
Increase (decrease) in related party payable         82,825         -
Increase (decrease) in payroll liabilities            7,595     9,679
Increase in accrued arbitration award              (45,000)  (35,000)
Increase (decrease) in accounts payable             (3,880)     8,880
						   --------  --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   (33,042)  (22,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (151,563)   (3,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable              56,144    17,585
Increase in subscribed stock                         61,984    25,000
Increase in line of credit                          (1,387)    10,824
Issuance of stock                                     (484)         -
Sale of common stock                                 40,000         -
						   --------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           156,257    53,409
						   --------  --------
NET INCREASE IN CASH                               (28,348)    27,651

BALANCE, BEGINNING                                   54,944     1,731

BALANCE, ENDING                                    $ 26,596   $29,382


INTEREST PAID                                      $      -  $      -
						   --------  --------
TAXES PAID                                         $      -  $      -
						   --------  --------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION
The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended June 30, 2005 and the year ended December 31, 2004:

	                     	                          	   6/30/05          2004
Net loss, as reported                   			$   (99,491) 	$ (183,196)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related tax effects		 --		--
Deduct:  Total stock-based employee compensation
      expense determined under fair value based methods
      for all awards, net of related tax effects		         (0)	   (60,926)

Pro forma net loss                   				$   (99,491)	$ (244,122)

Net loss per common share:
Basic and fully diluted loss per share, as reported 		$     (0.03)	$    (0.08)
Basic and fully diluted loss per share, pro forma  		$     (0.03)	$    (0.08)


There were no stock options granted for the year ended June 30, 2005. For the options granted in 2004, the company used the exercise price of $0.46, the fair market value of $0.25 per share at the end of the year, a 5 year term, and 100% volatility to determine the value of the options.


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

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                            6/30/05           2004
           Leasehold Improvements 	$   707,195       $   707,195
           Equipment and machinery  	  1,593,185         1,288,509
           Accumulated depreciation   	   (510,771)         (456,615)
                                    	-----------	  -----------
                                  	$ 1,789,608       $ 1,539,089

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at June 30, 2005 is 8.25%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of June 30, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of June 30, 2005 was $10,917. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of June 30, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of June 30, 2005 was $3,500. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, in the amount of $85,547. This payable accrues interest at 1% monthly due on the first day of each month. The Company also has a note payable to Murray Conradie, related to the purchase of wells during the 2nd quarter as of June 30, 2005 for $72,879. This note is paid only from production of the related wells.

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, in the amount of $42,698. This payable accrues interest at 1% monthly due on the first day of each month. The Company also has a note payable to Jason Griffith, related to the purchase of wells during the 2nd quarter as of June 30, 2005 for $36,439. This note is paid only from production of the related wells.

See Note 6 Stockholder's Equity and Note 8 Purchase of Additional Leases.

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2005, the Company sold 177,778 shares of common stock to accredited investors for $40,000.

During the three months ended June 30, 2005, the Company issued 4,219 shares of common stock for services rendered valued at $1,055.

During the three months ended June 30, 2005, the Company issued 20,000 shares of common stock to a note holder for interest valued at $5,000.

During the three months ended June 30, 2005, 512,377 shares of common stock in exchange for fifty percent of the purchase price of additional properties. See
Note 5 Related Party Transactions and Note 8 Purchase of Additional Leases.

NOTE 7 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                        Number of    Percent of total
                        Securities   Options/SARs
                        Underlying   granted to	      Exercise or
                        Options/SARS employees in     base price  	Expiration
Name                 	Granted      fiscal year      ($/Share)   	date
----------              ------------ --------------   ----------	-----------
Murray N. Conradie	150,000      20.7             $0.46		4/1/09
                       	200,000      27.7             $0.50  		4/1/14

Jason F. Griffith       100,000      13.8             $0.46  		4/1/09
                        100,000      13.8             $0.50  		4/1/14

David Cummings          50,000	     6.9              $0.46	        4/1/09
                        50,000	     6.9              $0.50       	4/1/14

Conrad Humbke           75,000       10.3	      $0.46	        11/2/09


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

The following is a schedule of the activity relating to the Company's stock options and warrants.

                                  Year Ended                   Year Ended
                            	December 31, 2003          December 31, 2004
                                 --------------              --------------
                               	  Weighted Avg.		      Weighted Avg.
                              Shares     Exercise	   Shares    Exercise
                              (x 1,000)  Price    	   (x1,000)  Price
                              ---------  ---------         --------  ---------
Options and warrants
  outstanding at
  beginning of year	              -  $	 -                -  $	     -

Granted:
  Options	                      -  $	 -	        650  $	  0.48
  Warrants		              -  $	 -	          -  $	     -
Exercised 		              -  $	 -	          -  $	     -
Expired:
Warrants	                    ( - )$	 -	          -  $	     -
	                           ----  ---------             ----  ---------

Options and warrants
  outstanding and
  exercisable at end
  of period		              -  $	 -              650  $	     -
                                   ====	 =========	       ====  =========

Weighted average fair
  value of options and
  warrants granted during
  the year                               $	-		     $	     -

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2004, all of which are exercisable.

                   Weighted Average
    Range of           Number      	 Remaining        Weighted Average
 Exercise Prices   Outstanding        Contractual Life    Exercise  Price
       $   -               -        	 0 years         	$   -


NOTE 8 - PURCHASE OF ADDITIONAL LEASES

On April 1, 2005, the Company completed the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC in Atascosa County, Texas insofar as they cover the following minimum net revenue interests (NRI).

The Company additionally purchased all of the personal property associated with the oil wells on the lands described in the Purchase Agreement attached as
Exhibit 10.14 including, but not limited to, all well equipment, spare equipment and tank batteries. Equipment will be sold "as is".

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

The method of payment will be as follows; The issuance of five hundred twelve thousand three hundred seventy-seven (512,377) shares of Nutek Oil, Inc restricted stock representing fifty percent (50%) of the purchase price at $0.30 per share, calculated as the prior thirty (30) day average closing price from the date of closing. The remaining amount of one hundred fifty three thousand seven hundred thirteen and no/100 dollars ($153,713) will be paid monthly for a period of thirty six (36) months with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

The purchase price of the leases and assets were based on current market conditions as well as the historical purchase prices made by the Company for acreage and a determination of the current replacement value of the equipment.

A material relationship exists between JGM Oil Investments, LLC and Nutek Oil, Inc in so far as both Mr. Conradie the President/CEO and a Director of Nutek Oil, Inc and Mr. Jason Griffith, the Chief Financial Officer and a Director of Nutek Oil, Inc have a combined majority ownership of JGM Oil Investments, LLC.

NOTE 9 - SUBSEQUENT EVENTS

      On July 28, 2005, South Texas Oil Company entered into a funding agreement with institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 was received upon the execution of the agreement dated July 28, 2005 and the remaining $1,000,000 to be received within five days after a to be filed registration statement becoming effective, or sooner if certain milestones are achieved.

      The funding consists of convertible securities which shall convert into forty-five percent (45%) equity of the fully diluted shares of South Texas Oil Company if both traunches are received. At July 28, 2005 on a fully diluted basis, this would approximate 3,918,456 shares at $.59 per share. In addition 1,959,228 warrants with an exercise price of $.574 were also issued to the note holders.

      South Texas Oil will use the net proceeds of the first traunch to perform workovers on existing wells, drill two new wells, capital expenditures and working capital. The second traunch will be used to drill an additional 4-5 wells, if the milestones for the first traunch are met.

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

South Texas Oil Company's website address is http://www.southtexasoil.com

South Texas Oil Company plans its future growth through a balance of acquisition of working interests in existing wells and leases, increased production on current leases and new drilling on current leases in accordance with new State of Texas guidelines of one (1) well per ten (10) acres, as opposed to the previous ratio of one (1) well per twenty (20) acres. This latter strategy of in-fill drilling affords the most potential for South Texas Oil Company. The new guidelines will allow South Texas Oil Company to place new wells between existing wells that have previously produced or are currently producing oil.

Short Term Goals

    1. To work over existing wells and have all productive wells producing by year end.
    2. To drill and complete 2 in-field oil wells before year end.

Long Term Goals

1. To drill and complete an additional 4-5 in-field wells in the 12 months following the drilling of the initial 2 wells should these 2 in-field wells produce a minimum of 5 barrels of oil per day. Funding for the drilling of these additional wells will be provided from the funding agreement entered into on July 28, 2005 should production goals be met.

    Concerning working capital, historically our revenues have been insufficient to cover operations. For the first six month period ending June 30, 2005, we have experienced approximately $4,725 per month in negative cash flow. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs. However, with revenue expected to grow steadily in the third and fourth quarter of 2005, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on the increased price of oil, the additional well workovers planned for the year, as well as the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of the in-field oil wells. We entered into a funding agreement on July 28, 2004 for which $1,300,000 of a $2,300,000 commitment has been received through the issuance of convertible notes (detailed terms discussed in subsequent events below). This should provide the necessary capital for our needs over the next twelve months.

Results of Operations

      For the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

      Oil sales. For the three months ended June 30, 2005, oil revenues were $67,939 compared to $32,365 for the same period during 2004, an increase of $35,574. The increase was the result of increased oil production and increased oil prices.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $28,999 for the three months ended June 30, 2005 compared to $24,504 for the same period in 2004, an increase of $4,495. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended June 30, 2005.

      General and administrative expenses. General and administrative expenses were $72,387 for the three months ended June 30, 2005 compared to $32,861 for the same period in 2004, an increase of $39,526. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administrations costs.

      Interest expense (net of interest income). Interest expense was $3,119 for the three months ended June 30, 2005 compared to $6,224 for the same period in 2004, a decrease of $3,105. The decrease was due to decreases in the outstanding debt of South Texas Oil Company during the period.

      Net income (loss). Net loss increased from $(42,415) for the three months ended June 30, 2004 to $(99,491) for the same period in 2005. The primary reasons for this increase include an increase in professional fees, an increase in plugging costs for the period of $19,800, an increase in production taxes of $3,895 and production costs of $28,017.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

      Oil sales. For the six months ended June 30, 2005, oil revenues were $120,386 compared to $105,147 for the same period during 2004, an increase of $35,574. The increase was the result of increased oil production and increased oil prices.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $54,756 for the six months ended June 30, 2005 compared to $48,952 for the same period in 2004, an increase of $5,804. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended June 30, 2005.

      General and administrative expenses. General and administrative expenses were $101,488 for the six months ended June 30, 2005 compared to $90,559 for the same period in 2004, an increase of $10,929. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administrations costs.

      Interest expense (net of interest income). Interest expense was $9,456 for the six months ended June 30, 2005 compared to $9,153 for the same period in 2004, an increase of $303. The increase was due to increases in the outstanding debt of South Texas Oil Company during the period.

      Net income (loss). Net loss increased by $(43,396) from $(108,223) for the six months ended June 30, 2004 to $(151,619) for the same period in 2005. The primary reasons for this increase include an increase in professional fees, an increase in plugging costs for the period of $19,800, an increase in production taxes of $3,895 and production costs of $28,017.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of the in-field oil wells. We entered into a funding agreement on July 28, 2004 for which $1,300,000 of a $2,300,000 commitment has been received through the issuance of convertible notes (detailed terms discussed in subsequent events below). This should provide the necessary capital for our needs over the next twelve months.

For the six month period ended June 30, 2005 South Texas Oil Company decreased its working capital position by $51,251 from a negative $306,457 as at December 31, 2004 to a negative $357,708 as of June 30, 2005. This decrease in working capital was a result of an increase of cash on hand of $16,652, an increase in accounts receivable of $1,309, a decrease in accounts payable of $3,880, an increase in related party interest of $2,917, a decrease in the line of credit of $1,387, an increase in related party payables of $104,511, an increase in payroll liabilities of $7,595, an increase in other short term loans of $6,838 and a decrease in related party long term debt of $50,000.

Capital Resources

    The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of South Texas Oil Company's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. South Texas Oil Company's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies.

Significant Subsequent Events occurring after June 30, 2005:

      On July 28, 2005, South Texas Oil Company entered into a funding agreement with institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 was received upon the execution of the agreement dated July 28, 2005 and the remaining $1,000,000 to be received within five days after a to be filed registration statement becoming effective, or sooner if certain milestones are achieved.

      The funding consists of convertible securities which shall convert into forty-five percent (45%) equity of the fully diluted shares of South Texas Oil Company if both traunches are received. At July 28, 2005 on a fully diluted basis, this would approximate 3,918,456 shares at $.59 per share. In addition 1,959,228 warrants with an exercise price of $.574 were also issued to the note holders.

      South Texas Oil will use the net proceeds of the first traunch to perform workovers on existing wells, drill two new wells, capital expenditures and working capital. The second traunch will be used to drill an additional 4-5 wells, if the milestones for the first traunch are met.

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

      South Texas Oil Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of South Texas Oil Company's projects. The current bond of $50,000 covers

(cont)

the wells operated by South Texas Oil Company as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic
Regulation, Chapter 3 Oil and Gas Division, Rule {section}3.78 Fees, Performance Bonds and Alternate Forms of Financial Security Required To Be Filed.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended June 30, 2005, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On April 1, 2005, 256,189 restricted shares of common stock were issued to Mr. Conradie, the President/CEO and Director of South Texas Oil Company valued at $76,857 for an average price of $.30 per share.

      On April 1, 2005, 128,094 restricted shares of common stock were issued to Mr. Griffith, the Chief Financial Officer and Director of South Texas Oil Company valued at $38,428 for an average price of $.30 per share.

      On April 1, 2005, 128,094 restricted shares of common stock were issued to the remaining shareholders of JGM Oil Investments, LLC valued at $38,428 for an average price of $.30 per share.

      On April 12, 2005, 177,778 shares of restricted common stock valued at $40,000 for an average price of $.225 per share were sold to two accredited investors, M. Walker and J. Satler, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

      On April 13, 2005, South Texas Oil Company agreed to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) had an interest in valued at $1,003,831.

      On May 26, 2005, 20,000 shares of restricted common stock valued at $5,000 for an average price of $.25 per share were issued to five individuals, Mrs. Charlotte Head, Mr. P.R. Maupin, Mr. Roy S. Miller, Mr. C. A. McCulloch and the estate of John V. Head, in consideration for an option to purchase oil production royalties held by them.

      On June 23, 2005, 4,564 shares of restricted common stock valued $2,000 for an average price of $.438 per share were issued to Dave Cummings, an employee in consideration for employment services previously rendered.

      All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

 - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;

 (cont)

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

     31.2   Certification   of  Principal  Financial  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of  Principal  Financial  Officer  pursuant   to   18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed August 1, 2005, items 1.01 and 9.01.

      On August 1, 2005, South Texas Oil Company filed a Current Report on Form 8-K, relating to the entering into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 received upon execution of the agreement and the remaining $1,000,000 within five days after a to be filed registration statement becomes effective, or sooner if certain milestones are achieved.

      The funding consists of convertible securities which shall convert into forty-five percent (45%) equity of the fully diluted shares of South Texas Oil Company if both traunches are received.

      South Texas Oil will use the net proceeds of the first traunch to perform workovers on existing wells, drill two new wells, capital expenditures and working capital. The second traunch will be used to drill an additional 4-5 wells, if the milestones for the first traunch are met.

      Additionally, the Company entered into Lock-Up Agreements with the following board members of the Company; Murray Conradie and Jason Griffith. In this Agreement, these board members agreed not to sell any shares in the Company's Common Stock owned by them for a period of 12 months, or until such time as certain milestones have been met.

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

                                  Date: August 10, 2005

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

                                  Date: August 10, 2005