Form 10KSB/A
period 2004-12-31
SOUTH TEXAS OIL CO
filed 2005-10-11
CIK 1288946

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

BIG FOOT FIELD, FRIO COUNTY

Ann Burns			    20 ac.
Ann Burns A			689.43 ac.
Burns			        637.25 ac.
Davidson			   300 ac.
Foster			        331.062ac.
Jane Burns 			    80 ac.
Jane Burns 'A'			    20 ac.
Jane Burns 'B'			    80 ac.
Jane Burns 'C'			    80 ac.
Jane Burns 'D'			    80 ac.
Jane Burns 'E'			    40 ac.
Jane Burns 'F'			    20 ac.
Jane Burns 'G'			    20 ac.
Shell - C.			    80 ac.
Smith, et. al.			327.48 ac.
Talley 			           800 ac.

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

      The  following  table  sets  forth,  at  December 31, 2004, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
             Gross       Net         Gross       Net      Gross          Net

Texas         28	  28          910        910      3,639.59    3,639.59
              --	  --          ---        ---      --------    --------
Totals        28	  28          910        910      3,639.59    3,639.59


      The  following  table  sets  forth,  at  December 31, 2003, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

(cont)

             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
             Gross       Net         Gross       Net      Gross          Net

Texas         28	  28          910        910      3,639.59    3,639.59
              --	  --          ---        ---      --------    --------
Totals        28	  28          910        910      3,639.59    3,639.59



      The  following  table  sets  forth,  at  December 31, 2002, by state, the
Company's  producing  wells,  Developed  Acreage,  and   Undeveloped   Acreage,
excluding service (injection and disposal) wells:

             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
             Gross       Net         Gross       Net      Gross          Net

Texas         28	  28          910        910      3,639.59    3,639.59
              --	  --          ---        ---      --------    --------
Totals        28	  28          910        910      3,639.59    3,639.59



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

                                    Year Ended December 31,
                             ---------------------------------------
                               2004          2003             2002
                               ----          ----             ----
Production Data:
Production, Net - Oil (Bbls)   4,972         7,586            5,554
Gas (Mcf)	                0.00          0.00             0.00
Average sales price -
Oil (Bbls)                   $ 39.36       $ 26.18          $ 21.56
Gas (Mcf)                    $  0.00       $  0.00          $  0.00

Average production
    costs per BOE
 (inclusive of taxes)        $ 31.09       $ 12.12          $ 14.11

Production Taxes	     $  4.73       $  2.36          $  1.39

Average production
   costs per BOE
(exclusive of taxes)         $ 26.36       $  9.76          $ 12.72

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

Arbitration Award

      During 2003, a suit was filed against the Company by a former employee for wrongful termination. In January 2004, the district court awarded judgment in the amount of $81,700, including attorney fees. The Company settled this award for $45,000 during 2004.


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

ITEM 7.  FINANCIAL STATEMENTS.


                               NUTEK OIL, INC.

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2004
                              December 31, 2003

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2004                             F-3

     Independent Auditors Report - 2003		                    F-4


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


Larry O'Donnell, CPA, P.C.
March 16, 2005

Gary V. Campbell, CPA, Ltd.
Certified Public Accountants
7440 West Sahara
Las Vegas, Nevada, 89117


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Nutek Oil, Inc.
Las Vegas, Nevada

      We have audited the accompanying balance sheets of Nutek Oil, Inc., a Nevada corporation, as of December 31, 2003, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nutek Oil, Inc., as of December 31, 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gary V. Campbell, CPA, Ltd.

Las Vegas, Nevada
March 30, 2004

                                Nutek Oil, Inc.
                                 BALANCE SHEET
                                     AS OF
                    December 31, 2004 and December 31, 2003


                                                    12/31/04   12/31/03
Current Assets:
Cash                                              $    9,944 $   50,876
Accounts receivable                                   15,981     17,753
Prepaid expenses                                           -      3,775
	                                          ---------- ----------
Total current assets                                  25,925     72,404

Property and Equipment, net of
   accumulated depreciation                        1,539,089  1,598,360

Deposits                                                   -          -
	                                          ---------- ----------
Total Assets                                      $1,565,014 $1,670,764
	                                          ========== ==========

Current Liabilities:
Accounts payable                                     $52,164     $8,756
Related party accrued interest                        11,500      7,000
Line of credit                                        72,573     72,925
Related party payable                                 73,850    273,287
Accrued payroll liabilities                            2,295          -
Contingency payable                                        -     45,000
Related party current portion of long-term debt      120,000     70,000
	                                          ---------- ----------
Total current liabilities                            332,382    476,968

Related Party Long-Term Debt,
net of current portion                             1,015,014     50,000
	                                          ---------- ----------
Total Liabilities                                  1,347,396    526,968
	                                          ---------- ----------
Stockholders' Equity:
Common stock, $0.001 par value, 50,000,000
shares authorized; 3,061,474 and 5,157,742 shares
issued and outstanding at December 31, 2004
and December 31, 2003, respectively.                   3,061      5,158
Additional paid-in capital                           730,272  1,353,908
Subscribed Stock                                    (117,250)         -
Deficit                                             (398,466)  (215,270)
Total stockholders' equity                           217,618  1,143,796
	                                          ---------- ----------
Total Liabilities and Stockholders' Equity        $1,565,014 $1,670,764
	                                          ========== ==========


                See accompanying notes to financial statements

                                Nutek Oil, Inc.
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003



                                              2004       2003

Revenue
Oil and gas sales                         $  195,654 $    198,564
Interest income                                   82          523
Forgiveness of debt                                -           93
Other Income                                      50            -
                                          ---------- ------------
     Total Revenues                          195,786      199,180

Expenses

General and administrative                    40,581       33,277
Production costs                             154,570       66,531
Depreciation, depletion, and amortization     98,886       96,822
Arbitration Award                                  -       45,000
Interest expense                              19,584       14,134
Plugging of wells                             41,858            -
Production taxes                              23,503       17,915
Other expense                                      -          671
                                          ----------  -----------
     Total expenses                          378,982      274,350
Income before provision for income taxes    (183,196)     (30,170)
Provision for income taxes                         -            -
                                          ----------  -----------
Net Loss                                  $ (183,196) $   (75,170)

Basic and diluted weighted average number
of common shares outstanding               2,992,954    4,980,783

Basic Net Loss Per Share                  $   (0.061) $    (0.015)

Diluted Net Loss Per Share                $   (0.061) $    (0.015)












                See accompanying notes to financial statements

                                Nutek Oil, Inc.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                       Common        Common Additional
                                        Stock         Stock   Paid-in     Subscribed    Income         Total
                                       Shares        Amount   Capital       Stock       Deficit        Equity
				     ----------     ------- ----------   ------------   ---------     ----------

Balance at December 31, 2002          4,770,742       4,771  1,325,990		    -   (140,100)      1,190,661

Sale of Stock                           250,000         250     24,750		    -          -          25,000

Issuance of common stock                105,000         105          -		    -          -	     105

Issued for services                      32,000          32      3,168		    -          -	   3,200

Net Profit (Loss) for Year
Ended December 31, 2003                       -           -          -		    -    (75,170)	 (75,170)

Balance at December 31, 2003          5,157,742      $5,158 $1,353,908   $	    -   (215,270)      1,143,796
				     ----------     ------- ----------   ------------   ---------     ----------

Repurchase and put into Subscribed            -           -          -	     (272,610)          -       (272,610)
Stock

Sale of Stock                            25,000          25      4,975		    -           -          5,000

Repurchase and retired shares        (2,325,588)     (2,326)  (648,839)		    -           -       (651,165)

Issued for services                     150,725         151     14,922		    -           -         15,073

Issued for services                      53,595          54      5,306

Payment received for subscribed               -           -          -	       62,500           -         62,500
stock

Reduction in subscribed stock                 -           -          -	       92,860           -         92,860

Net Profit (Loss) for Year
Ended December 31, 2004                       -           -          -		    -    (183,196)      (183,196)

Balance at December 31, 2004          3,061,474     $ 3,061 $  730,272	 $   (117,250)  $(398,466)    $  212,258
				     ==========	    ======= ==========	 ============	=========     ==========

                See accompanying notes to financial statements

                                Nutek Oil Inc.
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2004 and December 31, 2003

                                                  12 months ended  12 monthsended
                                                     12/31/2004      12/31/2003
                                                  ---------------  --------------
Cash Flows from Operating Activities:
Net loss                                          $	 (183,196) $	  (75,170)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Services received for stock                                20,433	    3,200
Depreciation and amortization                              98,886	   96,822
(Increase) decrease in accounts receivable                  1,772	   (2,359)
(Increase) decrease in deposits                                 -	    9,251
Increase in prepaid expenses                                3,775	   (3,775)
Increase in related party accrued interest                  5,083	    3,250
Increase (decrease) in related party payable               73,850	  (82,529)
Increase (decrease) in payroll liabilities                  2,295	        -
Increase in accrued arbitration award                     (45,000)	   45,000
Increase (decrease) in accounts payable                    43,408	  (37,274)
                                                  ---------------  --------------
Net cash provided (used) by operating activities           21,306	  (43,584)

Cash Flows from Investing Activities:
Purchase of property and equipment                        (39,615)	  (58,200)
                                                  ---------------  --------------
Cash Flows from Financing Activities:
Increase in related party notes payable                    89,979	   50,000
Increase in subscribed stock                             (117,250)              -
Increase in line of credit                                   (352)	   72,925
Issuance of common stock                                    5,000	   25,105
                                                  ---------------  --------------
Net cash provided by financing activities                 (22,623)        148,030

Net Increase in Cash                                      (40,932)         46,246
                                                  ---------------  --------------

Balance, Beginning                                         50,876	    4,630
Balance, Ending                                   $	    9,944  $	   50,876
						  ===============  ==============
Interest Paid                                     $	   10,883  $	   10,884
                                                  ---------------  --------------
Taxes Paid                                        $		-  $	        -
                                                  ---------------  --------------






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

      The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004 and 2003:

(cont)

                                                  2004        2003

      Net loss, as reported                  $  (183,196) $   (75,170)
      Add:  Stock-based employee
           compensation expense
           included in reported loss,
           net of related tax effects                 --	   --
      Deduct:  Total stock-based employee
            Compensation expense determined
            under fair value based methods
            for all awards, net of related
            tax effects                          (60,926)	   --
                                             -----------  -----------

        Pro forma net loss                   $  (244,122) $   (75,170)
                                             ===========  ===========

        Net loss per common share:
            Basic and fully diluted loss
            per share, as reported           $     (0.08) $    (0.015)
                                             ===========  ===========
            Basic and fully diluted loss
            per share, pro forma             $     (0.08) $    (0.015)
                                             ===========  ===========

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

NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                             2004             2003

           Leasehold Improvements       $   707,195      $    677,301
           Equipment and machinery        1,288,509         1,288,509
           Accumulated depreciation        (456,615)         (357,728)
                                        -----------      ------------
                                        $ 1,539,089      $  1,598,360
                                        ===========      ============
The leasehold improvement is made up of made up of mineral acreage from the original November 2000 purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price was four hundred fifty-four thousand nine hundred and fifty-nine dollars ($454,959). The additional leasehold improvements are from expenditures on the completion and workover of wells on the companies' properties, inclusive of $93,580 of drilling and equipping development wells, $69,209 in labor costs related to improved recovery systems, $46,148 in tubing and casing, and $43,300 in additional supplies, fluids, and materials used directly towards the improvement of the production facilities.

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

                             Year Ended                Year Ended
                          December 31, 2003        December 31, 2004
                            --------------           --------------
                             Weighted Avg.             Weighted Avg.
                          Shares    Exercise         Shares    Exercise
                         (x 1,000)    Price         (x1,000)    Price
                         ---------  ---------      --------  -----------
Options and warrants
  outstanding at
  beginning of year	         -  $	    -             -  $	       -

Granted:
  Options	                 -  $	    -           650  $	    0.48
  Warrants	                 -  $	    -             -  $	       -
Exercised	                 -  $	    -             -  $	       -
Expired:
Warrants	                (-) $	    -             -  $	       -
                         ---------  ---------      --------  -----------

Options and warrants
  outstanding and
  exercisable at end
  of period	                 -  $	    -           650  $	       -
			 =========  =========	   ========  ===========

Weighted average fair
  value of options and
  warrants granted during
  the year                          $	    -                $	       -

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2004, all of which are exercisable.

                                        Weighted Average
     Range of             Number             Remaining    Weighted Average
   Exercise Prices     Outstanding      Contractual Life   Exercise Price
   ---------------     -----------      ----------------  ----------------

     $   -                 -                0 years            $   -

NOTE 9 - ARBITRATION AWARD

During 2003, a suit was filed against the Company by a former employee for wrongful termination. In January 2004, the district court awarded judgment in the amount of $81,700, including attorney fees. Management settled this award for $45,000 during 2004.


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

NOTE 11 - CHANGES IN BOARD OF DIRECTORS

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

NOTE 12 - UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION

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

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

	                                  2004          2003
                                        --------      --------

  Proved oil and gas properties      	$ 29,892      $ 84,123
  Unproved oil and gas properties	       -             -
  Support equipment, proved properties	   9,722         4,013
                                        --------      --------
                                       	  39,614        88,136
  Accumulated depreciation and
   depletion                               1,150         3,607
                                        --------      --------
  Net capitalized costs               	$ 38,465      $ 84,529
                                        ========      ========

2. COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
PERIODS

                                     2004      2003
                                    ------    ------

  Acquisition of proven properties  $    0    $    0

  Exploration costs                      0         0

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS
                                    2004           2003
				 ---------	 ---------
  Oil Sales - 100%               $ 351,386       $ 247,930
  Oil Sales - Royalty Share       (155,732)        (49,366)
				 ---------	 ---------
  Oil and gas sales                195,654         198,564
  Lease operating income                 -               -
  Production taxes                 (23,503)        (17,915)
  Production costs                (131,067)        (74,011)
  Exploration expenses                   -               -
  Depreciation and depletion       (98,886)        (96,822)
  Income tax expense                     -               -
				 ---------	 ---------
  Results of operations for oil
   and gas producing activities
   (excluding corporate overhead
   and financing costs)          $ (57,803)      $   9,816
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
                                             ========         ===

(cont)

Proved Developed Reserves:

                                               Oil           Gas
                                              (BBLS)        (MCF)
                                              ------         ---
Purchase of Minerals in Place (02/22/00)      95,640	       -
     Production, 2000                        (10,270)          -
     Production, 2001                        (11,283)          -
     Production, 2002                         (5,554)          -
                                             -------         ---
     Reserves at December 31, 2002            68,533           -
     Revisions of Previous Estimates         (28,192)          -
     Purchase of minerals in place                 -           -
     Production, 2003                         (7,586)          -
                                             -------         ---
     Reserves at December 31, 2003            32,755           -
     Revisions of Previous Estimates          (2,337)          -
     Purchase of minerals in place                 -           -
     Production, 2004                         (4,972)          -
                                             -------         ---
     Reserves at December 31, 2004            25,445           -
                                             =======         ===

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

       The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:


                                           2004                 2003
Future cash inflows                   $  7,224,115       $   7,419,769
Future production costs                 (1,089,078)         (1,220,145)
Future development costs                (3,146,000)
(3,146,000)
Future income tax provision               (198,927)           (222,430)
                                      ------------       -------------
Future net cash flows                    2,790,110           2,831,194
  Effect of 10% discount factor         (2,974,620)
(2,910,629)
                                      ------------       -------------
Standardized measure of discounted
  future net cash flows               $   (184,510)      $     (79,435)
                                      ============       =============

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows were $32.55 per barrel.

       The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from December 31, 2003 to December 31, 2004:


                                                  2004       2003

Standardized measure, beginning of period     $ (79,435)  $3,282,096
Purchase of reserves in place                         0            0
Sales of oil produced, net of production costs  (64,587)    (124,553)
Net changes in prices and production costs      (40,488)   1,791,589
Net change in estimated future development costs      0    2,135,180
Net change in income taxes                            0    1,230,609
Revisions of previous quantity estimates              0   (8,394,356)
Accretion of discount                                 0            0
Other                                                 0            0
                                              ---------   ----------
Standardized measure, end of period           $(184,510)  $  (79,435)
                                              =========   ==========

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

                       SUMMARY COMPENSATION TABLE

Name & Position      Fiscal Year    Salary        Bonus     Other Compensation
---------------      -----------   --------       -----     ------------------
Murray N. Conradie     2002        $ 3,500         -0-             -0-
Chairman/CEO           2003            -0-         -0-             -0-
                       2004         24,000         -0-             -0-

Jason F. Griffith      2002            -0-         -0-             -0-
CFO                    2003            -0-         -0-             -0-
                       2004         12,000         -0-             -0-

Dave Cummings          2001            -0-         -0-             -0-
VP Operations          2003        $ 1,205         -0-          40,818
shares(1)
                       2004        $ 7,650         -0-          48,896
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

Exhibit 27.Financial Data Schedule

   27.1 Financial Data Schedule

Exhibit 31.Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

   31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss. 1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.Certifications required by Rule  13a-14(b) or Rule  15d-14(b)   and
	section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section  1350

   32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss. 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  Date: October 7, 2005

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

                                  Date: October 7, 2005