Form 10QSB/A
period 2005-06-30
SOUTH TEXAS OIL CO
filed 2005-10-11
CIK 1288946

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

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

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                                   BALANCE SHEETS


						    As of	    As of
                                                    6/30/05	   12/31/04
CURRENT ASSETS:
Cash                                              $	26,596     $	9,944
Accounts receivable                                 	14,672	       15,981
						  ------------	   ----------
TOTAL CURRENT ASSETS                            	41,268	       25,925

Property and Equipment, net of
    accumulated depreciation	                     1,789,608 	    1,539,089
						  ------------	   ----------
TOTAL ASSETS                                      $  1,830,876	   $1,565,014
	                                          ============	   ==========

CURRENT LIABILITIES:
Accounts payable                                  $	48,284     $   52,164
Related party accrued interest                     	14,417 	       11,500
Line of credit                                    	71,186	       72,573
Related party payable                                  171,254	       73,850
Accrued payroll liabilities                   	         9,890	        2,295
Other short term loans                              	14,336	            -
Related party current portion of long-term debt		70,000	      120,000
						  ------------	   ----------
TOTAL CURRENT LIABILITIES               	       399,367	      332,382

Long term loans						21,103		    -
Related Party Long-Term Debt,
   net of current portion             	                66,309	    1,015,014
						  ------------	   ----------
TOTAL LIABILITIES         	                       487,779	    1,347,396

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 4,789,117 and 3,061,474 shares
issued and outstanding at June 30, 2005
and December 31, 2004, respectively	                 4,797	        3,061
Additional paid-in capital          	             1,943,651	      730,272
Subscribed Stock                    	               (55,266)	     (117,250)
Deficit                        	                      (550,085)	     (398,466)
						  ------------	   ----------
TOTAL STOCKHOLDERS' EQUITY 	                     1,343,097	      217,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,830,876	   $1,565,014
						  ============	   ==========


             The accompanying notes to financial statements are
            an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                              STATEMENTS OF OPERATIONS



                         	6 months ended      3 months ended
                             6/30/05    6/30/04    6/30/05   6/30/04


Oil and gas sales           $ 120,386  $ 105,147  $ 67,939  $ 32,365
Interest income                     -      1,135         -        22
Other income                        -         50         -         -
			    ---------  ---------  --------  --------
  Total revenues              120,386    106,332    67,939    32,387

General and administrative    101,488     90,559    72,387    32,861
Production costs               67,884     62,205    37,950     9,933
Depreciation and amortization  54,756     48,952    28,999    24,504
Interest expense                9,456      9,153     3,119     6,224
Plugging of wells              29,400          -    19,800         -
Production taxes                9,021      3,686     5,175     1,280
			    ---------  ---------  --------  --------
   Total expenses             272,005    214,555   167,430    74,802

Income before provision
   for income taxes          (151,619)  (108,223)  (99,491)  (42,415)
Provision for income taxes          -          -         -         -
			    ---------  ---------  --------  --------
NET LOSS                    $(151,619) $(108,223) $(99,491) $(42,415)

Basic and diluted weighted
average number of common
shares outstanding          4,431,930  2,977,782 3,568,109 3,007,879

BASIC NET LOSS PER SHARE      $(0.03)    $(0.04)   $(0.03)   $(0.01)

DILUTED NET LOSS PER SHARE    $(0.03)    $(0.04)   $(0.03)   $(0.01)


             The accompanying notes to financial statements are
            an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                               STATEMENT OF CASH FLOWS




                                        6 months ended
                                                  6/30/05	    6/30/04
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $	(151,619)  $	(42,415)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Stock issued for services and purchases                	  18,055	      -
Depreciation and amortization	                          54,756	 24,504
(Increase) decrease in accounts receivable	           1,309	  9,241
Increase in prepaid expenses  		                       - 	  3,775
Increase in related party accrued interest	           2,917	   (833)
Increase (decrease) in related party payable 	         (50,000)	      -
Increase (decrease) in payroll liabilities	           7,595	  9,679
Increase in accrued arbitration award              	       -	(35,000)
Increase (decrease) in accounts payable      		  (3,880)	  8,880
						 ---------------   ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(120,867)	(22,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment 	                 (12,630)	 (3,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable       		  50,036	 17,585
Increase in subscribed stock                        	  61,984	 25,000
Increase in line of credit                    		  (1,387)	 10,824
Issuance of stock                            		    (484)	      -
Sale of common stock             	                  40,000 	      -
						 ---------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	         150,149	 53,409
						 ---------------   ------------
NET INCREASE IN CASH  		                          16,652	 27,651

BALANCE, BEGINNING  	                                   9,944	  1,731

BALANCE, ENDING                                  $	  26,596   $	 29,382


INTEREST PAID                                    $	       -   $	      -
						 ---------------   ------------
TAXES PAID                                       $	       -   $	      -
						 ---------------   ------------

SUMMARY OF NON CASH ITEMS

Purchase of leases for note from seller		 $       138,933
						 ---------------

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended June 30, 2005 and the year ended December 31, 2004:

                                                              6/30/05              2004
Net loss, as reported                                		$ (99,491)      $(183,196)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related tax effects	      -- 	       --
Deduct:  Total stock-based employee compensation
      expense determined under fair value based methods
      for all awards, net of related tax effects                       (0)        (60,926)

Pro forma net loss	                                        $  (99,491)     $(244,122)

Net loss per common share:
Basic and fully diluted loss per share, as reported	        $    (0.03)     $   (0.08)
Basic and fully diluted loss per share, pro forma	        $    (0.03)     $   (0.08)


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

          SOUTH TEXAS OIL COMPANY (FORMERLY KNOWN AS NUTEK OIL, INC.)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                            6/30/05           2004
           Leasehold Improvements   	 $ 776,604   $   707,195
           Equipment and machinery      1,523,775     1,288,509
           Accumulated depreciation         (510,771)         (456,615)
                                         -----------       -----------
                                    	 $ 1,789,608       $ 1,539,089

The leasehold improvement is made up of made up of mineral acreage from the original November 2000 purchase of all mineral acreage at a price of one hundred dollars ($100.00) per acre. Total price was four hundred fifty-four thousand nine hundred and fifty-nine dollars ($454,959), along with the purchase of $69,410 in mineral acreage during April 2005. The additional leasehold improvements are from expenditures on the completion and workover of wells on the companies' properties, inclusive of $93,580 of drilling and equipping development wells, $69,209 in labor costs related to improved recovery systems, $46,148 in tubing and casing, and $43,300 in additional supplies, fluids, and materials used directly towards the improvement of the production facilities.

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

The following is a schedule of the activity relating to the Company's stock options and warrants.

                                  Year Ended                   Year Ended
                              December 31, 2003            December 31, 2004
                                 --------------              --------------
                                      Weighted Avg.                Weighted Avg.
                              Shares     Exercise           Shares   Exercise
                              (x 1,000)  Price             (x1,000)  Price
                              ---------  ---------         --------  ---------
Options and warrants
  outstanding at
  beginning of year                   -  $       -                -  $       -

Granted:
  Options     	                      -  $	 -	        650  $    0.48
  Warrants     		              -  $       - 	          -  $       -
Exercised       	              -  $       -                -  $       -
Expired:
Warrants	                     (-) $	 - 	          -  $       -
                              ---------  ---------         --------  ---------
Options and warrants
  outstanding and
  exercisable at end
  of period  		              -  $       -              650  $       -
                              =========  =========         ========  =========

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

As of June 30, 2005, the balance of the amount to be paid is $138,933 to be paid over the next 36 months has been recorded on the balance sheet as "other short term loans", $14,336; in a portion of the "related party payable", $36,185; in "long term loans", $22,103; and in "related party long term debt", $66,309.

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

      South Texas Oil Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of South Texas Oil Company's projects. The current bond of $50,000 covers

(cont)

the wells operated by South Texas Oil Company as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic
Regulation,  Chapter  3  Oil  and  Gas  Division,   Rule   section3.78  Fees,
Performance  Bonds  and Alternate Forms of Financial Security  Required  To  Be
Filed.

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