Form 10QSB
period 2005-09-30
SOUTH TEXAS OIL CO
filed 2005-11-15
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2005

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 4,789,171 outstanding, par value $.001 per share as of November 14, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION                                          3

Item 1.   Financial Statements
          Balance Sheet (unaudited).................................   F-1
          Statements of Operations (unaudited)......................   F-2
          Statements of Cash Flows (unaudited)......................   F-3
          Notes to Financial Statements.............................   F-4

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     4

Item 3. Controls and Procedures.....................................     8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     9

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     9

Item 3.   Defaults upon Senior Securities...........................     9

Item 4.   Submission of Matters to a Vote of Security Holders.......     9

Item 5.   Other Information..........................................    9

Item 6.   Exhibits and Reports on Form 8-K...........................   10

Signatures...........................................................   11

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

   In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                                   BALANCE SHEETS





						 Unaudited   Audited
                                                  9/30/05    12/31/04
CURRENT ASSETS:
Cash and cash equivalents                         $959,712     $9,944
Accounts receivable                                 17,064     15,981
Prepaid expenses                                    16,300          -
						 ---------  ---------
TOTAL CURRENT ASSETS                               993,076     25,925

Property and Equipment, net of
   accumulated depreciation                      1,780,863  1,539,089

Deposits                                             1,350          -
						 ---------  ---------
TOTAL ASSETS                                    $2,775,289 $1,565,014
						========== ==========

CURRENT LIABILITIES:
Accounts payable                                    $7,609    $52,164
Related party accrued interest                      16,166     11,500
Accrued interest	                             8,667          -
Line of credit                                         447     72,573
Related party payable                              152,606     73,850
Accrued payroll liabilities                         16,796      2,295
Related party current portion of long-term debt          -    120,000
						 ---------  ---------
TOTAL CURRENT LIABILITIES                          202,291    332,382

Long term loans	   	                         1,300,000          -
Related Party Long-term debt,
   net of current portion                           63,151  1,015,014
						 ---------  ---------
Total Liabilities                                1,565,443  1,347,396

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 4,793,677 and 3,061,474 shares
issued and outstanding at September 30, 2005
and December 31, 2004, respectively                  4,802      3,061
Additional paid-in capital                       2,200,919    730,272
Subscribed Stock                                   (55,266)  (117,250)
Accumulated deficit                               (940,609)  (398,466)
						 ---------  ---------
TOTAL STOCKHOLDERS' EQUITY                       1,209,846    217,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,775,289 $1,565,014
						========== ==========

	The accompanying notes to the financial statements are an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                              STATEMENTS OF OPERATIONS



                                               9 MONTHS ENDED        3 MONTHS ENDED
                                             9/30/05    9/30/04    9/30/05   9/30/04


Oil and gas sales                           $177,711   $161,706    $57,325   $56,559
Interest income                                2,840      1,135      2,840         -
Other income                                       -         50          -         -
					    --------   --------    -------   -------
   Total Revenues                            180,551    162,891     60,165    56,559

Expenses

General and administrative                   229,643    138,284    128,155    39,036
Productions costs                             89,380     64,400     21,496     7,198
Depreciation, depletion, and amortization     83,926     73,635     29,170    24,683
Interest expense                             296,339     13,413    267,083     4,260
Plugging of wells                             14,775          -          -         -
Production taxes                               8,632          -      4,786         -
					    --------   --------    -------   -------
   Total expenses                            722,695    289,732    450,690    75,177

NET LOSS                                  $(542,144) $(126,841) $(390,525) $(18,618)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING               4,018,574  2,987,925  4,884,676 3,007,879

BASIC NET LOSS PER SHARE                    $(0.135)   $(0.042)   $(0.080)  $(0.006)

DILUTED NET LOSS PER SHARE                  $(0.135)   $(0.042)   $(0.080)  $(0.006)

	The accompanying notes to the financial statements are an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY, INC.
                         (formerly known as Nutek Oil, Inc.)
                               STATEMENT OF CASH FLOWS


						    9 MONTHS ENDED
                                                  09/30/05   09/30/04

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(542,144) $(126,841)

Stock issued for services and purchases              20,055          -
Non cash financing costs related to funding         255,273

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:

Depreciation and amortization                        83,926          -
(Increase) decrease in accounts receivable           (1,083)         -
(Increase) decrease in deposits                           -          -
Increase in prepaid expenses and deposits           (17,650)         -
Increase in related party accrued interest            4,666          -
Increase in accrued interest                          8,667
Increase (decrease) in related party payable       (212,545)         -
Increase (decrease) in payroll liabilities           14,501          -
Increase in accrued arbitration award                     -          -
Increase (decrease) in accounts payable             (44,555)         -
						  ----------  --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   (430,889)  (126,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (33,055)          -
						  ----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                  1,263,563          -
Increase in related party notes payable              50,036          -
Increase in subscribed stock                         61,984          -
Increase in line of credit                           (1,387)         -
Issuance of stock	                               (484)         -
Sale of common stock                                 40,000          -
						  ----------  --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,413,712          -

NET INCREASE IN CASH                                949,768   (126,841)

BALANCE, BEGINNING                                    9,944      1,731

BALANCE, ENDING                                    $959,712 $ (125,110)


INTEREST PAID                                      $      -   $     -

TAXES PAID                                         $      -   $     -


Summary of Non Cash Items
Purchase of leases for note from seller            $138,933   $     -


	The accompanying notes to the financial statements are an integral part of these financial statements.

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

NOTE 2 - DEPOSITS AND PREPAID EXPENSES

During the 3 months ended September 30, 2005, the company paid in advance some of its operator fees related to leases, as well as paying for a new six month office lease to begin on October 1, 2005.

NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                             9/30/05              2004
      Leasehold Improvements             $   797,030       $   707,195
      Equipment and machinery              1,523,775         1,288,509
      Accumulated depreciation              (539,940)         (456,615)
                                         ------------       -----------
                                         $ 1,780,864       $ 1,539,089

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at September 30, 2005 is 8.25%. The line must be renewed each year.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of September 30, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of September 30, 2005 was $12,167. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of September 30, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of September 30, 2005 was $4,000. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter as of September 30, 2005 for $72,879. This note is paid only from production of the related wells.

(cont)

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, related to the purchase of wells during the 2nd quarter as of September 30, 2005 for $36,439. This note is paid only from production of the related wells.


NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2005, the Company issued 4,560 shares of common stock for services rendered valued at $2,000.


NOTE 7 - CONVERTIBLE DEBTS AND WARRANTS

On July 28, 2005, the Company entered into a funding agreement from institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 received upon execution of the agreement and the remaining $1,000,000 within five days after a to be filed registration statement becomes effective, or sooner if certain milestones are achieved.

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

For purposes of the three months ended September 30, 2005, the company recorded the loan of $1,300,000 as well as the interest accrual of $8,667.

The company initially determined the relative fair value between the convertible debt and the detached warrants. After allocating a portion of the proceeds to the detached warrants (based on relative fair values), the convertible debt and the detached warrants were recorded. The company then evaluated whether the embedded conversion option within the debt instrument was beneficial (had an intrinsic value) to the holder. The effective conversion price (that is, the allocated proceeds divided by the number of shares to be received on conversion) based on the proceeds was determined. The total debt discount immediately after the initial accounting was performed, as well as the beneficial conversion feature were expensed on the income statement.

The debt discount related to the debt was $113,241 and was expensed at issuance of the debt. The expense was to interest expense and the offsetting entry was to additional paid in capital.

The beneficial conversion feature related to the warrants was $142,032 and was also expensed at the issuance. The expense was to interest expense and the offsetting entry was to additional paid in capital. The latter related to 1,959,228 warrants, with a calculated relative fair value, based on Black-Scholes, of $126,794.

(cont)

The calculations used to determine the debt discount used a conversion price of $0.587. The calculations used to determine the beneficial conversion feature found an effective conversion price (after assigning relative values to the proceeds) of $0.5359.

NOTE 8 - SUBSEQUENT EVENTS

      As mentioned in Note 7, on July 28, 2005, South Texas Oil Company entered into a funding agreement with institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 was received upon the execution of the agreement dated July 28, 2005. The remaining $1,000,000 was received on November 10, 2005 as all conditions of the funding agreement had been met including the effectiveness of the registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion of certain factors affecting South Texas Oil Company's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and elated notes that are included herein under Item 1 above.

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

(cont)

Long Term Goals

    1. To drill and complete an additional 4-5 in-field wells in the 12 months following the drilling of the initial 2 wells should these 2 in-field wells produce a minimum of 5 barrels of oil per day. Funding for the drilling of these additional wells will be provided from the funding agreement entered into on July 28, 2005 should production goals be met.


     Concerning working capital, historically our revenues have been insufficient to cover operations. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs. However, with revenue expected to grow steadily in the fourth quarter of 2005, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on the increased price of oil, the additional well workovers planned for the year, as well as the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of the in-field oil wells. We entered into a funding agreement on July 28, 2004 for which $1,300,000 of a $2,300,000 commitment has been received through the issuance of convertible notes (detailed terms discussed in subsequent events below). This should provide the necessary capital for our needs over the next twelve months.

Results of Operations

      For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

       Oil sales. For the three months ended September 30, 2005, oil revenues were $57,325 compared to $56,559 for the same period during 2004, an increase of $766. The increase was the result of increased oil production and increased oil prices.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $29,170 for the three months ended September 30, 2005 compared to $24,683 for the same period in 2004, an increase of $4,487. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended September 30, 2005.

       General and administrative expenses. General and administrative expenses were $128,155 for the three months ended September 30, 2005 compared to $39,036 for the same period in 2004, an increase of $89,119. This increase was primarily related to the increase in overhead as a result of funding expenses, increased payroll costs, insurances, travel and lease administrations costs.

      Interest expense (net of interest income). Interest expense was $267,083 for the three months ended September 30, 2005 compared to $4,260 for the same period in 2004, an increase of $262,823. The increase was mainly due to non-cash interest expenses associated with the funding.

(cont)

      Net income (loss). Net loss increased from $(18,618) for the three months ended September 30, 2004 to $(390,525) for the same period in 2005. The primary reasons for this increase include an increase in interest costs associated with our funding of $262,083, an increase in production taxes of $4,786 and an increase in production costs of $14,298.

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

       Oil sales. For the nine months ended September 30, 2005, oil revenues were $177,711 compared to $161,706 for the same period during 2004, an increase of $16,005. The increase was the result of increased oil production and increased oil prices.

       Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $83,926 for the nine months ended September 30, 2005 compared to $73,635 for the same period in 2004, an increase of $10,291. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended September 30, 2005.

      General and administrative expenses. General and administrative expenses were $229,643 for the nine months ended September 30, 2005 compared to $138,284 for the same period in 2004, an increase of $91,359. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administrations costs.

      Interest expense (net of interest income). Interest expense was $296,339 for the nine months ended September 30, 2005 compared to $13,413 for the same period in 2004, an increase of $282,926. The increase was mainly due to non-cash interest expenses associated with the funding.

      Net income (loss). Net loss increased by $(415,303) from $(126,841) for the nine months ended September 30, 2004 to $(542,144) for the same period in 2005. The primary reasons for this increase include an increase in interest expense related to our funding of $282,926, an increase in plugging costs for the period of $14,775, an increase in production taxes of $8,632 and production costs of $24,980.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months. We entered into a funding agreement on July 28, 2004 for $2,300,000 in funding which has been received through the issuance of convertible notes. This should provide the necessary capital for our needs over the next twelve months.

(cont)

For the nine month period ended September 30, 2005 South Texas Oil Company increased its working capital position by $1,097,242 from a negative $306,457 as at December 31, 2004 to a positive $790,785 as of September 30, 2005. This increase in working capital was a result of an increase of cash on hand of $959,712, an increase in accounts receivable of $17,604, a decrease in accounts payable of $44,555, an increase in related party interest of $4,666, a decrease in the line of credit of $72,126, an increase in related party payables of $78,756, an increase in payroll liabilities of $14,501 and a decrease in related party long term debt of $120,000.

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

Significant Subsequent Events occurring after September 30, 2005:

      On July 28, 2005, South Texas Oil Company entered into a funding agreement with institutional and accredited investors with gross proceeds of $2,300,000, to be received in two traunches. The first traunch of $1,300,000 was received upon the execution of the agreement dated July 28, 2005. The remaining $1,000,000 was received November 10, 2005 as all conditions had been met.

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

(cont)

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

      South Texas Oil Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of South Texas Oil Company's projects. The current bond of $50,000 covers the wells operated by South Texas Oil Company as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic Regulation, Chapter 3 Oil and Gas Division, Rule
Section   3.78   Fees,  Performance  Bonds  and Alternate  Forms  of  Financial
Security  Required  To  Be Filed.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During   the   three   months  ended  September 30, 2005, South Texas Oil
Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to
Section 4(2)  of  the Securities Act of 1933 as follows:

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

(a)   Report on Form 8-K filed.

      None.

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

                                  Date: November 14, 2005


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

                                  Date: November 14, 2005