Form 10KSB
period 2005-12-31
SOUTH TEXAS OIL CO
filed 2006-04-03
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-50731

                              SOUTH TEXAS OIL COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               74-2949620
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)

            2881 CR 2880, Big Foot, TX                         78005
       ----------------------------------                    ---------
    (Address of principal executive offices)                 (Zip Code)

        P.O. Box 531431, Henderson, NV                         89053
       ----------------------------------                    ---------
               (Mailing Address)                             (Zip Code)

                    210-568-9760 (Telephone)  210-568-9761 (Fax)
                    --------------------------------------------
                           (Issuer's telephone number)

              900 NE Loop 410, Suite E-121, San Antonio, TX 78209
              ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $278,817 for the fiscal year ended December 31, 2005.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,613,426.

      As of March 30, 2006, the issuer had 4,889,171 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form 8-K dated February 7, 2006 - Part III, Item 9 The Company's report on Form 8-K dated December 14, 2005
The Company's report on Form 8-K dated December 14, 2005 - Part II, Item 5 The Company's report on Form 8-K dated August 1, 2005 - Part II, Item 5 The Company's report on Form 8-K dated April 14, 2005 - Part II, Item 5 The Company's report on Form 8-K dated April 7, 2005 - Part I, Item 2

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     6

Item 2.       Description of Properties..................................    16

Item 3.       Legal Proceedings..........................................    23

Item 4.       Submission of Matters to a Vote of Security Holders........    23

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    23

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    27

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    32

Item 8A.      Controls and Procedures....................................    32

Item 8B.      Other Information..........................................    32


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    32

Item 10.      Executive Compensation.....................................    36

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    37

Item 12.      Certain Relationships and Related Transactions.............    38

Item 13.      Exhibits and Reports on Form 8-K...........................    40

Item 14.      Principal Accountant Fees and Services.....................    42

Signatures    ...........................................................    43

                                     PART I

Forward-Looking Statements

     References in this annual report to "the Company," "we," "us" or "our" are intended to refer to South Texas Oil Company. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

-    Failure to obtain, or a decline in, oil production, or a decline in oil or
     gas   prices,
-    Incorporate estimates of required capital expenditures,
- Increase in the cost of drilling, completion and oil production or other costs of production and operations,
-    An inability to meet growth projections, and
- Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the South Texas Oil Company, our business or our management, are intended to identify forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)Business Development

Historical Corporate Development

      SOUTH TEXAS OIL COMPANY, was incorporated under the laws of the State of Texas on December 3, 1998 and was not operational until February 22, 2000. At inception South Texas Oil Company's Articles of Incorporation Authorized 50,000,000 Common Shares at $.001 Par Value and 5,000,000 preferred shares at $.001 Par Value.

      On February 22, 2000, South Texas Oil Company, issued to Nutek, Inc. (the parent company) 4,500,000 unregistered shares of its $.001 par value common stock for selected assets, at their fair market value of $1,279,896. Nutek, Inc. had acquired these selected assets from the Clipper Operating Company.

      On or about May 10, 2001, the domicile of the Corporation was changed from Texas to Nevada and was incorporated in the State of Nevada on that date.

      On August 1, 2001 a dividend of approximately 509,604 shares of the common stock of South Texas Oil Company, was distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one (1) share of South Texas Oil Company for each one hundred (100) issued and outstanding shares of Nutek, Inc. held.

      On September 17, 2002, South Texas Oil Company began trading its Common Shares on the Pink Sheets Electronic Quotation Service, under the symbol NUTO.

      On January 8, 2004 the parent Company distributed a further dividend of shares of the common stock of South Texas Oil Company. This distribution was distributed pro rata to Nutek Inc., shareholders on the basis of a ratio of one
(1) share of South Texas Oil Company for each five hundred (500) issued and outstanding shares of Nutek, Inc. held.

      The dividend was in the form of a dividend certificate representing restricted common stock, and was distributed to the parent Company's beneficial stockholders of record as of the record date, which was January 8, 2004.

      On April 1, 2005, South Texas Oil Company changed its name from Nutek Oil, Inc., to South Texas Oil Company.

   (b) Business of Issuer

   The Company.

      South Texas Oil Company was formed for the purpose of development and operation of oil and gas properties with proven reserves. South Texas Oil Company's strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. South Texas Oil Company's initial development strategy has been to acquire such proven fields and attempt to increase production and the exploration of other proven formations in the same fields.

      However, marginal wells frequently have production costs that are higher than the revenue from hydrocarbons produced which would have a material adverse affect on earnings. See Item 1 (c) Risk Factors Relating to the Oil Industry and Our Business.

      South Texas Oil Company's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. South Texas Oil Company has associated itself with Mr. Conrad Humbke, an experienced oil field developer to advise on methods of adding production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations.

General Discussion of Operations

From inception in 1998, South Texas Oil Company had no operations until it acquired its interests in producing oil wells in 2000. On April 1, 2005, South Texas Oil purchased an additional 44 oil wells, increasing the total number of wells South Texas Oil Company has interest in to 135 and total gross acres under lease to 5,243.685 acres.

      South Texas Oil Company currently has two full time employees and three part-time employees and contracts the services of consultants and contractors in the various areas of expertise as required.

The way in which the business currently operates is as follows:

      Most of the engineering and geology for South Texas Oil Company's projects is performed by consulting firms, while the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. This is the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration.

       South Texas Oil Company recently employed Mr. Edward Shaw as Chief Operating Officer who is responsible for all day to day field operations. This includes oil lease repairs to electrics, maintaining the operation of the wells, providing production reports to South Texas Oil Company and communicating with the oil haulers to collect production when necessary.

      Mr. Conrad Humbke, is available to advise on methods of adding production at lower costs through development drilling, work-overs, behind pipe re-completions and secondary recovery operations.

      South Texas Oil Company's website address is http://www.southtexasoil.com

   (c) Risk Factors Relating to the Oil Industry and Our Business.

1. South Texas Oil Company must increase its oil production revenue or this could adversely affect South Texas Oil Company's oil operations.

      South Texas Oil Company's long term success is ultimately dependent on its ability to expand its revenue base through the acquisition and development of producing properties. South Texas Oil Company has made significant investments in producing properties in Texas. The acquisitions are not indicative of future success.

      All of the producing projects are subject to the risk of failure and the loss of South Texas Oil Company's investment. In the event South Texas Oil Company is not able to increase the revenues from its properties, or unable to continue to produce oil from its properties, the leases could fall into default and South Texas Oil Company lose its rights to those leases.

2. Prices of oil fluctuate widely based on market conditions and any extended decline in oil prices may adversely affect our business, financial condition or results of operation and our ability to meet our capital expenditure obligations and financial commitments.

      South Texas Oil Company's revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil. Historically, oil markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. The price we receive for our oil production heavily influences our revenue, profitability, access to capital and future rate of growth. Lower oil prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Prices for oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, including:
           - political conditions in the oil producing and exporting countries;
           - the supply and price of foreign oil;
           - the level of consumer product demand;
           - the price and availability of alternative fuels;
           - the effect of federal and state regulation of production and transportation; and
           - the proximity of South Texas Oil Company's wells to pipelines and their capacity.

3. Unless we replace our oil reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

      The following leases contain proved developed oil reserves: Ann Burns A, Jane Burns B, Jane Burns, G. Davidson, Foster, Talley, and E. Wright. The following leases have not been attributed with proved developed reserves: Ann Burns, Jane Burns C, Jane Burns D, Jane Burns E, Jane Burns F, Crowther, Hill, Rizik, Shell C, Smith et al, Tomblin, and Wright. Successful development and production of those reserves cannot be assured. Additional drilling or workovers will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. South Texas Oil Company's present oil wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil may not commence when expected, there may be unfavorable markets for oil produced in the future or that prior
      (cont)

production rates cannot be maintained. If South Texas Oil Company is unable to develop or produce reserves for continued production at current rates, South Texas Oil Company would become unprofitable or cease business.

4. Drilling for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, shortages of, or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. South Texas Oil Company's wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors could result in South Texas Oil Company becoming unprofitable or ceasing business.

5. Competition in the oil industry is intense, which may adversely affect our ability to compete.

      The oil industry is highly competitive. South Texas Oil Company competes with others for property acquisitions and for opportunities to explore or to develop and produce oil. South Texas Oil Company faces strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. South Texas Oil Company also faces strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors. The affect of one or more of the above factors could result in South Texas Oil Company becoming unprofitable or ceasing business.

6. South Texas Oil Company may not carry sufficient insurance, which could adversely affect our business, financial condition and future operations.

      South Texas Oil Company and well operators maintain general liability insurance but it may not cover all future claims. If a large claim is successfully asserted against South Texas Oil Company, it might not be covered by insurance, or it might be covered but cause South Texas Oil Company to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving South Texas Oil Company operations or even insurance companies disputing coverage could divert management's attentions and energies away from operations. The nature of the oil business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to South Texas Oil Company.

7. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

   Estimating South Texas Oil Company proved reserves involves many uncertainties, including factors beyond South Texas Oil Company's control. There are uncertainties inherent in estimating quantities of proved oil reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

   - historical production from the properties compared with production from other producing properties;
   -  the effects of regulation by governmental agencies;
   -  future oil prices; and
   - future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

8. Governmental regulation, environmental risks and taxes could adversely affect South Texas Oil Company's oil operations in the state of Texas.

      South Texas Oil Company's oil operations in Texas are subject to regulation by federal and state governments, including environmental laws. To date, South Texas Oil Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect South Texas Oil Company's business and increase the costs of planning, designing, drilling, installing, operating and abandoning South Texas Oil Company's oil wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes and the discharge of materials into the environment.

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

      Our business strategy includes a continuing acquisition program. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:
      (cont)

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

11. Our Stock is considered a "Penny Stock" which could have an adverse effect on the trading market for South Texas Oil Company's shares.

      South Texas Oil Company's securities are classified as a "penny stock" based upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

   - net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;
   - net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or
   - average annual revenue of at least $6 million for each of the last three years.

   South Texas Oil Company does not currently meet the requirements of these exceptions and, therefore, the common shares are deemed penny stocks for purposes of the Exchange Act at any time while South Texas Oil Company's common stock trades below $5.00 per share. In such cases, trading in South Texas Oil Company's shares is regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

      (cont)
   - deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

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

      In addition, as South Texas Oil Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that South Texas Oil Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. South Texas Oil Company also understands that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for South Texas Oil Company's shares.

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

13. Defeasance of Title could adversely affect South Texas Oil Company's oil operations.

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

      South Texas Oil Company first acquired its interests in producing oil wells in 2000. No additional wells have been acquired. Because of the limited operating history of South Texas Oil Company, stockholders and South Texas Oil Company face a

      (cont)

risk that future acquisitions of oil wells or development may be unsuccessful. South Texas Oil Company would then remain unprofitable which would adversely affect our business, financial condition and future operations.

15. Lack of Management Experience in the Oil and Gas Industry could adversely affect South Texas Oil Company.

      Some members of Management and the Board of Directors do not have prior experience in the oil industry. Some members do have extensive work experience in geology, land acquisition, leasing properties for natural resource extraction (mining), and business management. The lack of experience in the oil industry may impair Management and the Directors' ability to evaluate and make decisions involving current operations of South Texas Oil Company and any future projects South Texas Oil Company may undertake in the oil industry. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

16. Amount of Time Officers Can Devote to South Texas Oil Company Operations could have a material adverse affect on South Texas Oil Company.

      Mr. Conradie, our President and Chief Executive Officer and Mr. Shaw, our Chief Operational Officer currently devote 100% of their time to the operations and demands of South Texas Oil Company. If two or more of the officers of South Texas Oil Company could not perform the duties and responsibilities necessary for the success and development of South Texas Oil Company, this could have a material adverse affect on our business, financial condition and both current and future operations.

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

GOVERNMENTAL REGULATION

       GENERAL. South Texas Oil Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon South Texas Oil Company, capital expenditures, or earnings. South Texas Oil Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from South Texas Oil Company's operations. South Texas Oil Company's operations related to the exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). This regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air
      (cont)

pollution control procedures. Although South Texas Oil Company believes that compliance with environmental regulations will not have a material adverse effect on its operations or results of these operations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from South Texas Oil Company activities could result in substantial costs and liabilities.

       EXPLORATION AND PRODUCTION. South Texas Oil Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. South Texas Oil Company is also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations limit the amount of oil and gas that can be produce from wells and to limit the number of wells or the locations at which wells can be drill.

      WASTE DISPOSAL. South Texas Oil Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil. Although South Texas Oil Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by South Texas Oil Company or on or under other locations where these wastes have been taken for disposal. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter. Under these laws, South Texas Oil Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. South Texas Oil Company's operations and activities may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and applicable state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and are considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes that may be generated by the oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to considerably more rigorous and costly operating and disposal requirements.

       SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site, persons that disposed of or arranged for the disposal of the hazardous substances found at a site, and prior owners and operators of the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of
      (cont)

persons the costs of such action. In the course of operations, South Texas Oil Company's operations and activities may generate wastes that fall within CERCLA's definition of "hazardous substances." South Texas Oil Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, neither South Texas Oil Company nor, to its knowledge, its predecessors have been named a potentially responsible party under CERCLA or similar state Superfund laws affecting the Leases on which South Texas Oil Company's wells are located.

      AIR EMISSIONS. South Texas Oil Company's operations and activities are subject to local, state and federal regulations for the control of emissions of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean

      Air Act Amendments of 1990 may impose additional compliance requirements that could affect the operations. However, it is currently impossible to predict accurately the effect, if any, of the Clean Air Act Amendments on South Texas Oil Company's operations and activities. South Texas Oil Company may in the future become subject to civil or administrative enforcement actions for failure to comply strictly with air regulations or permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require South Texas Oil Company to forego construction or operation of certain air emission sources.

      OSHA. In the conduct of its activities South Texas Oil Company and its operations will be subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. South Texas Oil Company is also subject to the requirements and reporting set forth in OSHA workplace standards.

      OPA AND CLEAN WATER ACT. Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention control plans, countermeasure plans and facilities response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum product in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on South Texas Oil Company.

      SAFE DRINKING WATER ACT. South Texas Oil Company's operations and activities involve the disposal of produced saltwater and other nonhazardous oilfield wastes by reinjection into the subsurface. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, like South Texas Oil Company, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator.

      TOXIC SUBSTANCES CONTROL ACT. The Toxic Substances Control Act ("TSCA") was enacted to control the adverse effects of newly manufactured and existing chemical substances. Under the TSCA, the EPA has issued specific rules and regulations governing the use, labeling, maintenance, removal from service and disposal of PCB items, including transformers and capacitors used by oil and gas companies. South Texas Oil Company believes it is in compliance with the TSCA and that the TSCA will not have a material adverse effect on South Texas Oil Company's operations and activities.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The corporate offices of South Texas Oil Company are located in San Antonio, Texas, within the Petroleum Building located at 900 NE Loop 410, Suite E-121, San Antonio, Texas, 78209 at a monthly cost of $535.

Current Oil and Gas Properties.

1.  BIG FOOT AND KYOTE FIELDS.

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

    On or about February 22, 2000, South Texas Oil Company issued to Nutek, Inc. 4,500,000 unregistered shares of its .001 par value common stock for these assets, at their fair market value of $1,279,896. (See Exhibit 10.2: Purchase Agreement of Selected Assets from Nutek Inc.)

     South Texas Oil Company acquired a 100 percent working interest in these properties in the Big Foot and Kyote fields of Frio and Atascosa Counties, Texas.

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

Big Foot Field: This is a 3,605 acre oil field that South Texas Oil Company has under lease and is made up of 15 leases consisting of 75 wells. It includes several existing well bore that South Texas Oil Company intends to recomplete in new pay zones shown on the logs.

BIG FOOT FIELD, FRIO COUNTY

Ann Burns            20 ac.
Ann Burns A      689.43 ac.
Burns            637.25 ac.
Davidson            300 ac.
Foster          331.062 ac.
Jane Burns           80 ac.
Jane Burns 'A'       20 ac.
Jane Burns 'B'       80 ac.
Jane Burns 'C'       80 ac.
Jane Burns 'D'       80 ac.
Jane Burns 'E'       40 ac.
Jane Burns 'F'       20 ac.
Jane Burns 'G'       20 ac.
Shell - C.           80 ac.
Smith, et. al.   327.48 ac.
Talley              800 ac.

Total acreage in Big Foot field - Frio Co. = 3,605.222 ac.

Kyote Field: This is a 944 acre oil field that South Texas Oil Company has under lease and is made up of 5 leases consisting of 16 wells. This property has three wells that are candidates for re-entry so as to workover and recomplete in zones that were not produced to their economic limits and were prematurely plugged during low oil prices in the 1980s. There are also other possible productive zones that have never been produced. One of the wells in the field can be converted into a salt water disposal well.

KYOTE FIELD, ATASCOSA COUNTY

Crowther         197.42 ac.
Hill              87.41 ac.
Rizik               180 ac.
Tomblin          129.24 ac.
Wright          350.293 ac.

Total acreage in Kyote field - Atascosa Co. = 944.363 ac.

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

    South Texas Oil Company serves as operator with respect to these properties acquired pursuant to association contracts in which South Texas Oil Company obtains a controlling interest or holds the largest ownership interest. It is anticipated that South Texas Oil Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party.

    The production from the fields for 2005 was 2,060 gross bbls for the Kyote Field and 5,674 gross bbls for the Big Foot Field and 1,077 for the Somerset Field. South Texas Oil Company currently has an interest in 135 wells; 16 in the Kyote Field, 75 in the Big Foot Field and 44 in the Somerset Field. The number of gross wells South Texas Oil Company operates in each field are:

BIG FOOT FIELD, FRIO COUNTY

Ann Burns          1
Ann Burns A        8
Burns              1
Davidson          17
Foster             9
Jane Burns         1
Jane Burns 'A'     0
Jane Burns 'B'     3
Jane Burns 'C'     2
Jane Burns 'D'     1
Jane Burns 'E'     2
Jane Burns 'F'     1
Jane Burns 'G'     1
Shell - C.         4
Smith, et. al.     1
Talley            23

Total wells in Big Foot field - Frio Co. = 75

KYOTE FIELD, ATASCOSA COUNTY

Crowther         3
Hill             1
Rizik            2
Tomblin          2
Wright           8

Total wells in Kyote field - Atascosa County = 16

2.  Somerset Fields

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

      The method of payment will be as follows; The issuance of five hundred twelve thousand three hundred seventy-seven (512,377) shares of South Texas Oil Company restricted stock representing fifty percent (50%) of the purchase price at $0.30 per share, calculated as the prior thirty (30) day average closing price from the date of closing. The remaining amount of one hundred fifty three thousand seven hundred thirteen and no/100 dollars ($153,713) will be paid monthly for a period of thirty six (36) months with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur. The purchase price of the leases and assets were based on current market conditions as well as the historical purchase prices made by South Texas Oil Company for acreage and a determination of the current replacement value of the equipment.

Somerset Field: This is a 694.1 acre oil field that South Texas Oil Company has under lease and is made up of 7 leases consisting of 44 wells.

SOMERSET FIELD - ATASCOSA COUNTY

G.O.Davidson        40 ac.
Fowler 'A'         140 ac.
Fowler 'C'         229 ac.
Oldjamie         105.1 ac.
Diamond Head        40 ac.
Diamond Head 'A'   120 ac.
Diamond Head 'B'    20 ac.

Total acreage in Somerset Field - Atascosa Co. = 694.1 ac.

Total acreage in Big Foot, Kyote and Somerset fields = 5,243.685 ac.

The number of gross wells South Texas Oil Company operates in the Somerset field are:

SOMERSET FIELD - ATASCOSA COUNTY

G.O. Davidson     2
Fowler 'A'        9
Fowler 'C'       22
Oldjamie          6
Diamond Head      1
Diamond Head 'A'  3
Diamond Head 'B'  1

Total wells Somerset = 44

Total of wells in Big Foot, Kyote and Somerset fields = 135

Oil Operations.

      South Texas Oil Company realized from the sale of its production for the fiscal year ended December 31, 2005, $53.03 per barrel of oil. Production was calculated as 5,674 barrels from the Big Foot Field, 2,060 barrels from the Kyote Field and 1,077 barrels from the Somerset Field for a total production of 8,811 barrels in 2005. As of the end of December 31, 2005, South Texas Oil Company is currently producing from twenty-three wells in the Big Foot and Kyote Fields, from a potential fifty-six wells which are able to be brought back online through workovers, on a total of approximately 4,549 acres. With the purchase of the additional 694.1 acres on April 1, 2005, South Texas Oil Company is currently only producing from twenty-seven wells, from a potential ninety-two wells, on a total of approximately 5,244 acres as of December 31, 2005.

Productive Wells and Acreage

       South Texas Oil Company conducts its oil and gas exploration and production operations in southern Texas. At December 31, 2005, South Texas Oil Company had interests in 135 wells located in Texas.

      All of South Texas Oil Company's Producing Properties are leased for an indeterminate number of years, as long as production is maintained. Therefore, it is not possible to provide expiration dates of the Leases on which Producing Properties are located.

       The  following  table sets forth, at December 31, 2005, by state,  South
Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
              Gross   	Net         Gross     Net      Gross        Net

Texas         37  	37          1,350     1,350    3,893,69     3,893.69
              --  	--          -----     -----    --------     --------
Totals        37  	37          1,350     1,350    3,893,69     3,893.69


      The following table sets forth, at December 31, 2004, by state, South Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
             Gross      Net         Gross       Net      Gross      Net

Texas         28  	28           910        910      3,639.59   3,639.59
              --  	--           ---        ---      --------   --------
Totals        28  	28           910        910      3,639.59   3,639.59


      The following table sets forth, at December 31, 2003, by state, South Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

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

      The basic terms of the oil and gas leases held by South Texas Oil Company as of December 31, 2004 are shown in the following table.

                 Gross           Annual                    Lease
                 Acres          Rental (1)              Expiration

      Texas     4,549.59       Held By Production           N/A
                --------
                4,549.59

      The basic terms of the oil and gas leases held by South Texas Oil Company as of December 31, 2005 are shown in the following table.

                 Gross           Annual                    Lease
                 Acres          Rental (1)              Expiration

      Texas     5,243.685      Held By Production           N/A
                --------
                5,243.685

       (1) Represents South Texas Oil Company's share of the annual rental payment.

       Leased acres Held By Production remain in force so long as oil is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following the expiration of the lease or the time oil is produced from one or more wells drilled on the lease acreage. At the time oil is produced from wells drilled on the leased acreage the lease is considered to be Held By Production. Although some of the leases do not contain proved developed reserves, they are still held by production so long as there is production within a two year period. All of South Texas Oil Company's leases currently meet this requirement and no leases are currently at risk of being lost.

Production, Prices and Costs

      South Texas Oil Company is not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, South Texas Oil Company has not had, nor does it now have, any long-term supply or similar agreement with any government or governmental authority. The following table sets forth South Texas Oil Company's net production of oil and gas, average sales prices and average production costs during the periods presented:

                                      Year Ended December 31,
                               -------------------------------------
                               2005           2004              2003
                               ----           ----              ----
Production Data:
Production, Net - Oil (Bbls)  5,258           4,972             7,586
Gas (Mcf)                      0.00            0.00              0.00
Average sales price -
Oil (Bbls)                   $53.03          $39.36            $26.18
Gas (Mcf)                    $ 0.00          $ 0.00            $ 0.00

Average production
    costs per BOE
 (inclusive of taxes)        $27.16          $31.09            $12.12

Production Taxes             $ 2.76          $ 4.73            $ 2.36

      (cont)

Average production
   costs per BOE
(exclusive of taxes)         $24.40          $ 26.36            $9.76

      The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

ITEM 3.  LEGAL PROCEEDINGS.

      South Texas Oil Company is from time to time involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former employees of South Texas Oil Company is routine and incidental, such litigation can result in large monetary awards for compensatory or punitive damages.

      South Texas Oil Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against South Texas Oil Company. To the knowledge of management, no director, executive officer or affiliate of South Texas Oil Company, any owner of record or beneficially of more than 5% of South Texas Oil Company's common stock is a party adverse to South Texas Oil Company or has a material interest adverse to South Texas Oil Company in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

South Texas Oil Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB), under the symbol "STXX". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

      Period                            High       Low

      Calendar Year 2004

      March 31, 2004                     0.30      0.11
      June 30, 2004                      0.30      0.12
      September 30, 2004                 0.51      0.18
      December 31, 2004                  0.51      0.18

      Calendar Year 2005

      March 31, 2005                     1.01      0.20
      June 30, 2005                      1.16      0.25
      September 30, 2005                 0.56      0.17
      December 31, 2005                  0.49      0.17

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

Shareholders of Record and Outstanding Shares

      The authorized capital stock of South Texas Oil Company consists of 50,000,000 shares of common stock with a par value of $.001 and 5,000,000 shares of preferred stock at a par value of $.001.

    Common Stock. The holders of the common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of the shareholders. Shares of common stock do not carry cumulative voting rights, and therefore a majority of the shares of outstanding common stock will be able to elect the entire Board of Directors, and if they do so, minority stockholders would not be able to elect any persons to the Board of Directors. South Texas Oil Company's By-laws provide that a majority of the issued and outstanding shares of South Texas Oil Company shall constitute a quorum for shareholders' meeting except with respect to certain matters for which a greater percentage quorum is required by statute or South Texas Oil Company's Articles of Incorporation or By-laws.

    Shareholders of South Texas Oil Company have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption and carries no subscription or conversion rights.

    Preferred Stock. As of December 31, 2005, there were no preferred shares issued or outstanding. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

Shares Eligible for Future Sale

As of December 31, 2005, South Texas Oil Company has issued 4,889,171 shares of Common Stock. South Texas Oil Company has registered 9,130,003 shares of Common Stock for resale, all of which will be freely tradable without restriction or further registration under the Securities Act. 7,170,775 of the underlying common shares that were registered through the registration statement pertain to $450,000 in Convertible Debentures issued to the Longview Equity Fund, LP, $1,700,000 in convertible debentures issued to the Longview Fund LP, and $150,000 in convertible debentures issued to the Longview International Equity Fund, LP.

This also includes the registration of warrants to issue 1,959,228 shares of common stock with an exercise price of $0.574 per share. These shares are related to the convertible debentures issued above.

The Shares offered for resale by our Selling Stockholders are issuable in accordance with section 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"),

Recent Financing

On July 28, 2005, South Texas Oil Company entered into a subscription agreement for $2,300,000, whereby South Texas Oil Company issued Convertible Debentures to the following: 1) $450,000 to the Longview Equity Fund LP, 2) $1,700,000 to the Longview Fund LP., and 3) $150,000 to the Longview International Equity Fund, LP. The interest rate on these notes shall not be less than eight percent (8%). The convertible notes are convertible into the number of common shares that would equal forty-five percent (45%) of the equity of the fully diluted shares of South Texas Oil Company. At the time of the registration, on a fully diluted basis, this approximated 3,918,456 shares at $.587 per share. The subscription agreement executed required South Texas Oil Company to reserve shares at 175% of the shares estimated to be issued plus interest or an aggregate of 7,170,775 shares. In conjunction with the convertible notes, warrants were issued to the note holders that convert into 1,959,228 common shares with an exercise price of $.574 per share.

    There are no provisions in the By-laws or Articles of Incorporation of South Texas Oil Company which would delay, defer or prevent a change in control of South Texas Oil Company.

    The stock transfer agent for South Texas Oil Company is Transfer Online, Inc., located at 317 SW Alder Street, 2nd Floor, Portland, OR 97204. Their telephone and fax numbers are respectively (503) 227-2950 and (503) 227-6874.

      As of March 30, 2006, South Texas Oil Company had four million eight hundred and eighty nine thousand one hundred and seventy-one (4,889,171) shares of its $.001 par value common voting stock issued and outstanding which are held by one thousand eight hundred and thirty three (1,833) shareholders of record. There are no preferred shares issued and outstanding.

Dividends

      South Texas Oil Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of South Texas Oil Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to South Texas Oil Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

      In March 2004, our board of directors adopted an executive stock option plan, the Qualified Equity Incentive Stock Option Plan, which has not been approved by our stockholders.

      The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plan to each of the directors and executive officers

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------
Murray N. Conradie      150,000           18.2           $0.46        4/1/09
                        200,000           24.2           $0.50        4/1/14

Jason F. Griffith       100,000           12.1           $0.46        4/1/09
                        100,000           12.1           $0.50        4/1/14

Edward Shaw             100,000           12.1           $0.46       12/1/10
                        100,000           12.1           $0.50       12/1/15

Conrad Humbke            75,000           9.09           $0.46       11/2/09

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2005, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On December 27, 2005, 100,000 shares of restricted common stock valued at $.17 per share were issued to Edward Shaw, our Chief Operating Officer as part of his incentive package.

     This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

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

Issuer Repurchases

      We did not make any repurchases of our equity securities during the quarter ending December 31, 2005.

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

Overview

      South Texas Oil Company derives its revenues from its producing oil properties. These properties consist of working interests in producing oil wells having proved reserves. South Texas Oil Company's capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

Plan of Operation

(a)  Work-overs

 South Texas Oil Company intends to continue with its current work-overs of existing wells over the next 12 months by way of replacing any existing tubing which has deteriorated and/or pumps that have failed on our existing wells. The estimated cost for this rework program is between $1,500 to $2,500 per well.

(b) In-field Drilling

 South Texas Oil Company's independently commissioned engineering report has identified several potential low risk offset in-field drilling opportunities on our leased acreage, which are classified as proved undeveloped. South Texas Oil Company intends to drill at a minimum one of these in-field wells within the next 12 months.

       The costs for the drilling of an in-field well are estimated to be $200,000 - $240,000 per new well based on the depth of the well.

 (c) Cash Requirements

      South Texas Oil Company intends to meet its financial needs for the next 12 months from funds derived from revenue and utilizing the recent funding received.

 (d) Purchase of Additional Leases.

      South Texas Oil Company does not anticipate acquiring additional oil or gas properties over the next 12 months. However, South Texas Oil Company will continue to evaluate any properties as the opportunities arise and the potential of the property to produce oil and gas.

 (e) Expected Significant Changes in the Number of Employees

      South Texas Oil Company does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, South Texas Oil Company currently coordinates all operations, oil field maintenance and supervision activities using part time employees, consultants and contract labor.

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2005, South Texas Oil Company has generated $292,143 in revenues and generated a loss of $911,457 for the same period. This compares to $195,654 in revenues and a loss of $183,196 for the calendar year ended December 31, 2004. For the calendar year ended December 31, 2005, South Texas Oil Company has increased its working capital position by $1,939,927 from a negative $306,457 as of December 31, 2004 to a positive $1,633,470 as at December 31, 2005.

      Analysis of the calendar year ended December 31, 2005 compared to the calendar year ended December 31, 2004.

      Net loss was $911,457 for the calendar year ended December 31, 2005 compared to a loss of $183,196 for the calendar year ended December 31, 2004, an increased loss of $803,431.

      Total expenses increased to $1,203,601 for the calendar year ended December 31, 2005 from $378,982 for the calendar year ended December 31, 2004, an increase of $824,619. The increase in expenses was due to the following: (1) having two employees on full time payroll; and (2) the costs associated with the recent funding.

      Depreciation expense for the calendar year ended December 31, 2005 was $111,072 compared to $98,886 for the calendar year ended December 31, 2004, an increase of $12,186. The increase resulted from the increase in assets purchased during the year.

      Interest expense for the calendar year ended December 31, 2005 was $550,249 compared to $19,584 for the calendar year ended December 31, 2004 an increase of $530,665, with the increase due to costs associated with recent funding and interest expense on the new debt.

Liquidity and Capital Resources

Liquidity

      Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months. South Texas Oil Company entered into a funding agreement on July 28, 2004 for $2,300,000 which has been received through the issuance of convertible notes. This should provide the necessary capital for our needs over the next twelve months.

      On December 31, 2005 South Texas Oil Company had assets of $3,738,196 compared to $1,565,014 on December 31, 2004, an increase of $2,173,182. South Texas Oil Company had a total stockholders' equity of $1,095,252 on December 31, 2005 compared to $217,618 on December 31, 2004, an increase in equity of $877,634.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On December 31, 2005 South Texas Oil Company had Property and Equipment of $1,832,164 compared to $1,539,089 on December 31, 2004, or an increase of $293,075 which is a result of the depreciation of $111,072 along with the purchase of $182,003 of property and equipment.

      For the calendar year ended December 31, 2005, South Texas Oil Company has increased its working capital position by $1,939,927 from a negative $306,457 as of December 31, 2004 to a positive $1,633,470 as of December 31, 2005.

Capital Resources

       The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant's capital resources are not anticipated to change materially in 2006.

Material Commitments for Capital Expenditures.

South Texas Oil Company has made no material commitments for future projects. Each drilling and/or rework project is stand-alone and although South Texas Oil Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until South Texas Oil Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases South Texas Oil Company holds are "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. South Texas Oil Company strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of South Texas Oil Company's business planning at that time.

      The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

      South Texas Oil Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

      South Texas Oil Company currently does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation
      (cont)

No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

    Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to South Texas Oil Company or their effect on the financial statements would not have been significant.

    In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. South Texas Oil Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

Subsequent Events

       Effective December 1, 2005 Mr. Edward Shaw was appointed as Chief Operating Officer of South Texas Oil Company to head field operations in Texas. Mr. Shaw is qualified as both a mechanical and electrical engineer with over 10 years of experience in Saudi Arabia and has spent the last 4 years in New Zealand where he was researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.

       An employment agreement was entered into with Edward Shaw effective December 1, 2005. The initial term of employment is three (3) years. We agreed to pay Mr. Shaw a base salary of $48,000 per annum for the first year of employment, increasing based on performance of South Texas Oil Company. In addition to the cash
      <cont>

compensation earned by Mr. Shaw, we granted Mr. Shaw 100,000 shares as an employment and relocation incentive in addition to an option to purchase shares of our common stock according to the Executive Stock Option Plan. Mr. Shaw will also be provided with employee benefits, fringe benefits and perquisites on a basis no less favorable than such benefits and perquisites are provided by the Company from time to time to the Company's other senior executives.

       Effective February 7, 2006, Jason Griffith resigned as the Chief Financial Officer and member of the Board of Directors of the Company to focus on the development of his Accounting practice. He will continue to offer his services as an advisor and consultant to the Company as needed. In the interim, Mr. Conradie, President and CEO of South Texas Oil Company will additionally assume the position of Principal Financial Officer. Mr. Griffith has not had any disagreements with management or the company on any matter relating to the company's operations, policies or practices.

       On February 6, 2006, there was a special meeting of the majority of the Board of Directors in which the Board approved the appointment of Edward Shaw as a Board Member of the Company to replace Mr. Griffith on the effectiveness of his resignation.

       Effective March 1, 2006, the company has closed the San Antonio office located at 900 NE Loop 410, Suite E121, San Antonio, TX and relocated to 2881 CR 2880, Big Foot, TX and pays the same monthly rental as before.

Safe Harbor

      The discussions of the results of operations and financial condition of South Texas Oil Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. South Texas Oil Company intends that such forward-looking statements be subject to the safe harbors for such statements. South Texas Oil Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of South Texas Oil Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. South Texas Oil Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.


                           SOUTH TEXAS OIL COMPANY

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2005
                              December 31, 2004

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2005                             F-3


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
Telephone (303)745-4545
2228 South Fraser Street Unit 1
Aurora, Colorado    80014


            Report of Independent Registered Public Accounting Firm

To the Board of Directors
South Texas Oil Company formerly Nutek Oil, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of South Texas Oil Company formerly Nutek Oil, Inc., a Nevada corporation, as of December 31, 2005 and 2004, and the related statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Texas Oil Company formerly Nutek Oil, Inc., as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Larry O'Donnell, CPA, P.C.
March 15, 2006




                           SOUTH TEXAS OIL COMPANY
                                BALANCE SHEETS
                                     AS OF
                    December 31, 2005 and December 31, 2004




					12/31/2005	12/31/2004
					------------	-----------

Current Assets:
Cash and cash equivalents	 	$  1,874,862 	$     9,944
Accounts receivable	 		      26,670 	     15,981
Prepaid expenses	 		       3,150 	 	  -
					------------	-----------
Total current assets	 		   1,904,682 	     25,925

Property and Equipment, net of
   accumulated depreciation	 	   1,832,164 	  1,539,089


Deposits	 			       1,350 	 	  -
					------------	-----------
Total Assets	 			$  3,738,196 	$ 1,565,014
					============	===========
Current Liabilities:
Accounts payable	 		$     13,026 	$    52,164
Related party accrued interest	 		   - 	     11,500
Accrued interest	 		      96,268 	 	  -
Line of credit	 				   - 	     72,573
Related party payable	 			   - 	     73,850
Accrued payroll liabilities	 	      56,052 	      2,295
Other short term loans	 		      70,000 	 	  -
Related party current portion of
  long-term debt	 		      35,866 	    120,000
					------------	-----------
Total current liabilities	 	     271,212 	    332,382
					------------	-----------
Long term loans				   2,300,000 	 	  -

Related party L.T. debt,
  net of current portion	 	      71,732 	  1,015,014
					------------	-----------
Total Liabilties	 		   2,642,944 	  1,347,396
					------------	-----------
Stockholders' Equity:
Common stock, $0.001 par value,
  50,000,000 shares authorized;
  4,893,677 and 3,061,474 shares
  issued and outstanding at December
  31, 2005 and 2004, respectively	       4,902 	      3,061
Additional paid-in capital	 	   2,400,273 	    730,272
Subscribed Stock			 	  (0)	   (117,250)
Accumulated deficit			  (1,309,923)	   (398,466)
					------------	-----------
Total stockholders' equity		   1,095,252 	    217,618
					------------	-----------
Total Liabilities and
  Stockholders' Equity	 		$  3,738,196    $ 1,565,014
					============    ===========

	See accompanying notes to financial statements.

				F-4



                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF OPERATIONS
                                FOR YEARS ENDED
                    December 31, 2005 and December 31, 2004



				    2005	     2004
				-----------	 -----------


Revenue
Oil and gas sales	 	$   278,817 	 $   195,654
Interest income	 		     13,326	 	  82
Other Income	 			  -	    	  50
				-----------	 -----------
     Total Revenues	 	    292,143 	     195,786

Expenses

General and administrative	    379,134   	      40,581
Production costs	 	    132,033 	     154,570
				-----------	 -----------
Depreciation, depletion,
  and amortization	 	    111,072	      98,886
Interest expense	 	    550,249 	      19,584
Plugging of wells	 	     14,775 	      41,858
Production taxes	 	     16,338 	      23,503
				-----------	 -----------
     Total expenses	 	  1,203,601 	     378,982
Income before provision for
  income taxes			   (911,457)	    (183,196)
Provision for income taxes		  -   	 	   -
				-----------	 -----------
Net Loss			$  (911,457)	 $  (183,196)
				===========	 ===========
Basic weighted average number
of common shares outstanding	  4,640,474 	   2,992,954
				===========	 ===========
Diluted weighted average number
of common shares outstanding	  7,901,491 	 	   -
				===========	 ===========
Basic Net Loss Per Share	$    (0.196)	 $    (0.061)
				===========	 ===========


	See accompanying notes to financial statements.

				F-5


                             			   SOUTH TEXAS OIL COMPANY
                			 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                			FOR YEARS ENDED
                    			   December 31, 2005 and December 31, 2004


				Common		Common		Additional
				Stock		Stock		Paid-in		Subscribed	Income		Total
				Shares		Amount		Capital		Stock		Deficit		Equity
				---------	--------	-----------	----------	-----------	-----------

Balance at December 31, 2003	5,157,742 	$  5,158 	$ 1,353,908 	$	 -   	$  (215,270)	  1,143,796
				=========	========	===========	==========	===========	===========
Balances at
December 31, 2003		5,157,742 	   5,158 	  1,353,908 		 -   	   (215,270)	  1,143,796

Repurchase and put into
Subscribed Stock		 	-   	       -   		  -   	  (272,610)		  -   	   (272,610)

Sale of Stock		 	   25,000 	      25 	      4,975 		 -   		  -   	      5,000

Repurchase and retired shares  (2,325,588)	  (2,326)	   (648,839)		 -   		  -   	   (651,165)

Issued for services		  204,320 	     204 	     20,228 		 -   		  -   	     20,432

Payment received for
subscribed stock		 	-   	       -   		  -   	    62,500 		  -   	     62,500

Reduction in subscribed stock		-   	       -   		  -   	    92,860 		  -   	     92,860

Net Profit (Loss) for Year
Ended December 31, 2004		 	-   	       -   		  -   		 -   	   (183,196)	   (183,196)
				---------	--------	-----------	----------	-----------	-----------
Balance at December 31, 2004	3,061,474 	$  3,061 	$   730,272 	$ (117,250)	$  (398,466)	$   217,618
				=========	========	===========	==========	===========	===========
Final adjustment on Nutek
dividend issuance		    6,740 	       7 	       (491)					       (484)

Payment received for
subscribed stock		 	-   	       -   		  -   	   117,250 		  -   	    117,250

Issued for settlement of debt	  957,349 	     957 	  1,002,874 		 -   		  -   	  1,003,831

Purchase of new leases		  512,377 	     512 	    153,201 		 -   		  -   	    153,713

Purchase of option for
additional drilling benefits	   20,000 	      20 	      4,980 		 -   		  -   	      5,000

Issued for services -
Dave Cummings			  157,959 	     166 	     31,889 		 -   		  -   	     32,055

Sale of common stock		  177,778 	     178 	     39,822 		 -   		  -   	     40,000

Debt discount from convertible,
fully expensed						 	    113,241 					    113,241

Beneficial conversion feature
from warrants, fully expensed					    142,032 					    142,032

Debt discount from convertible,
fully expensed						 	     80,154 					     80,154

Beneficial conversion feature
from warrants, fully expensed					    102,300 					    102,300

Net Profit (Loss) for Year
Ended December 31, 2005		 	-   	       -   		  -   		 -   	   (911,457)	   (911,457)
				---------	--------	-----------	----------	-----------	-----------
Balance at December 31, 2005	4,893,677 	$  4,902 	$ 2,400,273 	$	(0)	$(1,309,923)	$ 1,095,252
				=========	========	===========	==========	===========	===========


					See accompanying notes to financial statements.


				F-6



                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
                                FOR YEARS ENDED
                    December 31, 2005 and December 31, 2004



							12 months ended		12 months ended
							    12/31/05		    12/31/04
							---------------		---------------

Cash Flows from Operating Activities:
Net loss					 	$      (911,457)	$      (183,196)

Stock issued for services and purchases		 		 37,055 	 	 20,433
Non cash financing costs related to funding	 		437,727
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization			 		111,072 	 	 98,886
(Increase) decrease in accounts receivable	 		(10,689)	 	  1,772
Increase in prepaid expenses and deposits	 		 (4,500)	 	  3,775
Increase in related party accrued interest	 		(11,500)	 	  5,083
Increase in accrued interest	 96,268
Increase (decrease) in related party payable	 	       (295,706)	 	 73,850
Increase (decrease) in payroll liabilities	 		 53,757 		  2,295
Increase (decrease) in accounts payable	 			(39,138)		 43,408
							---------------		---------------
Net cash provided (used) by operating activities	       (537,112)	 	 66,306
							---------------		---------------
Cash Flows from Investing Activities:
Purchase of property and equipment			       (111,502)	 	(39,615)
							---------------		---------------
Cash Flows from Financing Activities:
Increase in loans payable				      2,263,563
Increase in related party notes payable			 	 50,036 		 89,979
Increase in subscribed stock				 	117,250 	       (117,250)
Increase in line of credit				 	 (1,834)		   (352)
Issuance of stock					 	   (484)		      -
Sale of common stock					 	 40,000 		  5,000
							---------------		---------------
Net cash provided by financing activities		      2,468,531 		(22,623)
							---------------		---------------
Net Increase in Cash					      1,819,918	 	 	  4,068

Balance, Beginning					 	 54,944 		 50,876
							---------------		---------------
Balance, Ending						$     1,874,862 	$	 54,944
							===============		===============
Interest Paid						$	 81,222 	$	 10,883
							===============		===============
Taxes Paid						$	      - 	$	      -
							===============		===============
Summary of Non Cash Items
Purchase of leases for note from seller			$	138,933
							===============

			See accompanying notes to financial statements.



                            SOUTH TEXAS OIL COMPANY
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Nutek Oil, Inc. was incorporated on December 3, 1998. The company is in the oil producing business in the United States of America. The Company purchased selected equipment and assets from Clipper Operating Company and began operations as a separate company during 2001.

The  company  changed  its  name from Nutek Oil to South Texas Oil on April  1,
2005.


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

The Company operates in one segment, the oil and gas industry. The Company's customers are located within the United States of America. Financial instruments that subject the Company to credit risk consist principally of oil and gas sales which are based on a short-term purchase contracts from Shell Trading (US) Company and various other gatherers in the area, with related accounts receivable subject to credit risk.

During the year ended December 31, 2005 and 2004 Shell Trading (US) Company accounted for 82% and 100%, respectively, of the Company's oil revenues. Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

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

In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans

(cont.)
and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005 and 2004:
                                                  2005        2004
      Net loss, as reported                  $  (911,457) $   (183,196)
      Add:  Stock-based employee
           compensation expense
          included in reported loss,
          net of related tax effects                  --            --
      Deduct:  Total stock-based employee
          Compensation expense determined
          under fair value based methods
          for all awards, net of related
          tax effects                             (21,221)     (60,926)
                                             ------------  -----------

        Pro forma net loss                   $   (932,678) $  (244,122)

        Net loss per common share:
            Basic and fully diluted loss
             per share, as reported          $      (0.20) $     (0.06)
            Basic and fully diluted loss
                  per share, pro forma       $      (0.20) $     (0.08)

For the options granted in 2005, the company used the exercise price of $0.46, the fair market value of $0.49 per share at the end of the year, a 3.25 year term, and 23% volatility to determine the value of the options.

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


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                            2005      2004
           Leasehold Improvements	$  862,260  $  707,195
           Equipment and machinery   	 1,537,591   1,288,509
	   Accumulated depreciation    	  (567,687)   (456,615)
                                  	----------  ----------
                                  	$1,832,164  $1,539,089

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at December 31, 2005 is 7.25%. The line must be renewed each year. As of December 31, 2005, the balance on this line was $0.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of December 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2005 was $13,417. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of December 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2005 was $4,500. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, as of December 31, 2005 for $68,133. This note is paid only from production of the related wells.

The Company has an outstanding note payable to Jason Griffith, the Company's CFO, related to the purchase of wells during the 2nd quarter of 2005, as of December 31, 2005 for $34,066. This note is paid only from production of the related wells.


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2005, the company has accrued payroll liabilities due of $56,052.

As of December 31, 2005, the company has accounts payable balance of $13,026 and accrued interest of $96,268.

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

For purposes of the year ended December 31, 2005, the company recorded the loan of $2,300,000 as well as the interest accrual of $78,405.

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

The debt discount related to the debt was $193,395 and was expensed at issuance of each traunch of the debt. The expense was to interest expense and the offsetting entry was to additional paid in capital.

The beneficial conversion feature related to the warrants was $244,332 and was also expensed at the issuance. The expense was to interest expense and the offsetting entry was to additional paid in capital. The latter related to 1,959,228 and 851,789 warrants, with a calculated relative fair value, based on Black-Scholes, of $126,794 and 89,068, respectively. For the Black-Scholes model, the company assumed a risk free rate of 3.50%, a dividend rate of 0%, the respective stock price and exercise price for each group of warrants and a volatility rate based on the trailing 18-month historical prices.

NOTE 8 - STOCKHOLDERS' EQUITY

During the year ended December 31, 2005, the Company sold 177,778 shares of common stock for $40,000.

During the year ended December 31, 2005, the Company issued 157,959 shares of common stock for services rendered valued at $32,055.

During the year ended December 31, 2005, the Company issued 512,377 shares of common stock for the purchase of additional interest in oil leases, as well as issuing 957,249 to settle debts listed on the books at $1,003,831.

The company also issued 20,000 shares of stock, valued at $5,000, to royalty owners of certain leases in relation to an agreement related to additional royalty interest incentives if the company drills on certain leases.

During the year ended December 31, 2005, 2,325,588 shares of common stock were repurchased and retired at a value of $651,165, and subscribed stock was recorded for $272,610.

6,740 shares were issued as a final adjustment to the original issuance from the prior parent company's spin out, Nutek Inc. Those shares were issued to unrelated parties who had not received their initial share distribution.

As of December 31, 2005, there were 4,893,677 shares issued and outstanding.

NOTE 9 - INCOME TAXES

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

      Net operating loss carryforward$     32,962
      Depreciation and amortization       (10,587)
      Valuation allowance                 (22,375)
                                        ---------
                                        $       -

The components of the net deferred tax asset at December 31, 2005 under SFAS 109 are as follows:

      Net operating loss carryforward$   524,127
      Depreciation and amortization     (428,561)
      Valuation allowance      		 (95,566)
                                        --------
                                        $      -


Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                                       Percent of
                                                         Pretax
                                            Amount       Income
      Expected                    	$ (22,375)    	  (34%)
      Change in valuation allowance        22,375  	   34%
                                        ---------  	-------
      Actual expense        		$       -           0%

The net operating loss will begin to expire in 2021.


NOTE 10 - WARRANTS AND OPTIONS

The Company has adopted FASB No. 123 and will account for stock issued for services and stock options under the fair value method.

There were no options granted to officers or directors in 2005.

The options and warrants issued in 2004 expire in April 2014 and are exercisable at prices from $0.46 to $0.50 per option or warrant. See Note 2 for pro-forma information and calculations.

The following is a schedule of the activity relating to the Company's stock options and warrants.


                 		   Year Ended                Year Ended
                   		December 31, 2005        December 31, 2004
               			-----------------        -----------------
                     		   Weighted Avg.            Weighted Avg.
                   		 Shares    Exercise   	  Shares    Exercise
                        	(x 1,000)    Price    	  (x1,000)    Price
                        	---------  --------       --------  --------
Options and warrants
  outstanding at
  beginning of year                   650  $   0.48              -  $      -

Granted:
  Options  			      175  $   0.46            650  $   0.48
  Warrants      			-  $      -              -  $      -
Exercised     				-  $      -              -  $      -
Expired:
Warrants            		       (-) $   	  -              -  $      -
                        	---------  --------       --------  --------
Options and warrants
  outstanding and
  exercisable at end
  of period  			      825  $      -            650  $      -
                                 	   ========                 ========

Weighted average fair
  value of options and
  warrants granted during
  the year                                 $ 21,221                 $ 60,926

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2005, all of which are exercisable.

	              	Weighted Average
  Range of        	     Number	      Remaining       Weighted Average
Exercise Prices 	  Outstanding      Contractual Life     Exercise Price
$ 0.46 - 0.50   	    107,550	      5.2 years           $ 0.477


NOTE 11 - ENVIRONMENTAL MATTERS

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

NOTE 12 - SUBSEQUENT EVENTS

Effective December 1, 2005 Mr. Edward Shaw was appointed as Chief Operating Officer of South Texas Oil Company to head field operations in Texas. Mr. Shaw is qualified as both a mechanical and electrical engineer with over 10 years of experience in Saudi Arabia and has spent the last 4 years in New Zealand where he was researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.

An employment agreement was entered into with Edward Shaw effective December 1, 2005. The initial term of employment is three (3) years. We agreed to pay Mr. Shaw a base salary of $48,000 per annum for the first year of employment, increasing based on performance of South Texas Oil Company. In addition to the cash compensation earned by Mr. Shaw, we granted Mr. Shaw 100,000 shares as an employment and relocation incentive in addition to an option to purchase shares of our common stock according to the Executive Stock Option Plan. Mr. Shaw will also be provided with employee benefits, fringe benefits and perquisites on a basis no less favorable than such benefits and perquisites are provided by the Company from time to time to the Company's other senior executives.

Effective February 7, 2006, Jason Griffith resigned as the Chief Financial Officer and member of the Board of Directors of the Company to focus on the development of his Accounting practice. He will continue to offer his services as an advisor and consultant to the Company as needed. In the interim, Mr. Conradie, President and CEO of South Texas Oil Company will additionally assume the position of Principal Financial Officer. Mr. Griffith has not had any disagreements with management or the company on any matter relating to the company's operations, policies or practices.

On February 6, 2006, there was a special meeting of the majority of the Board of Directors in which the Board approved the appointment of Edward Shaw as a Board Member of the Company to replace Mr. Griffith on the effectiveness of his resignation.

NOTE 13 - UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION

The following supplementary information is presented in compliance with United States Securities and Exchange Commission ("SEC") regulation and FASB Statement No. 69, "Disclosures About Oil and Gas Producing Activities." The supplementary information is not a required part of the basic financial statements and therefore not covered by the report of the Company's independent auditors.
Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves expected to be recovered through existing wells with current equipment and operating methods. The reserve data is based on studies prepared by the Company's independent consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future productions and development information become available. At December 31, 2005, the Company's proved oil and gas reserves are located in Texas.

                            SOUTH TEXAS OIL COMPANY
                      SUPPLEMENTARY INFORMATION REGARDING
                       OIL AND GAS PRODUCING ACTIVITIES
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   UNAUDITED

      The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in only one reportable geographic area, all of which are oil properties.

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                         2005      2004
                                         ----      ----

  Proved oil and gas properties        $ 150,768  $  29,892
  Unproved oil and gas properties             --
  Support equipment, proved properties   249,082      9,722
                                       ---------  ---------
                                         399,850     39,614
  Accumulated depreciation and
   depletion                              12,122      1,150
                                       ---------  ---------
  Net capitalized costs                $ 387,728  $  38,465
                                       =========  =========

2. COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
PERIODS

                                     2005   2004
                                     ----   ----

  Acquisition of proven properties   $  0   $  0

  Exploration costs                     0      0

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS
             				    2005         2004
             				----------   ----------

  Oil Sales - 100%			$  467,246   $  351,386
  Oil Sales - Royalty Share      	  (188,430)    (155,732)
             				----------   ----------
  Oil and gas sales 			   278,816 	195,654
  Lease operating income       			 - 	      -
  Production taxes			   (14,491)     (23,503)
  Production costs			  (128,296)    (131,067)
  Exploration expenses				 -            -
  Depreciation and depletion		  (110,472) 	(98,886)
  Income tax expense				 -            -
             				----------   ----------
  Results of operations for oil
   and gas producing activities
   (excluding corporate overhead
   and financing costs)			$   25,557   $  (57,803)
					==========   ==========

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


Proved Developed and Undeveloped Reserves:

                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place(02/22/00)      698,290            -
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002           671,183            -
     Revisions of Previous Estimates        (435,092)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003           228,505            -
                                             -------          -----
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004           221,196            -
                                             -------          -----
     Revisions of Previous Estimates               -            -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005           215,938            -
                                             =======          =====

(cont)

Proved Developed Reserves:
                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place (02/22/00)      95,640        	-
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002            68,533            -
     Revisions of Previous Estimates         (28,192)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003            32,755            -
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004            25,445            -
                                             -------          -----
     Revisions of Previous Estimates               -            -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005            20,187            -
                                             =======          =====

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

       The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:


                                 	    2005             2004
Future cash inflows          		$ 6,945,299     $  7,224,115
Future production costs         	   (960,782)      (1,089,078)
Future development costs      		 (3,146,000)      (3,146,000)
Future income tax provision     	   (184,436)        (198,927)
                             		-----------     -------------
Future net cash flows           	  2,654,081        2,790,110
  Effect of 10% discount factor 	 (2,918,026)      (2,974,620)
                             		-----------     -------------
Standardized measure of discounted
  future net cash flows       		$   263,945     $   (184,510)
                            		===========     ============

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows were $32.55 per barrel.

       The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from December 31, 2004 to December 31, 2005:


                                                    2005       2004

Standardized measure, beginning of period        $(184,510)  $ (79,435)
Purchase of reserves in place                            0           0
Sales of oil produced, net of production costs    (150,520)    (64,587)
Net changes in prices and production costs          71,085     (40,488)
Net change in estimated future development costs         0           0
Net change in income taxes                               0           0
Revisions of previous quantity estimates                 0           0
Accretion of discount                                    0           0
Other                                                    0           0
                                                 ---------   ---------
Standardized measure, end of period              $(263,945)  $(184,510)
                                              	 =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES.

      Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to South Texas Oil Company is included in this annual report.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2005:

      Name                  Age   Position/Office        Served Since

      Murray N. Conradie    39    Chairman/President/CEO April 1999
      Jason F. Griffith     27    CFO/Director           June 2002
      Edward Shaw           44    COO                    December 2005
      Conrad Humbke         71    Director               November 2004

      The following is a brief description of the business background of the directors and executive officers of South Texas Oil Company:

Murray N. Conradie - President/CEO and Chairman of the Board

      Mr. Conradie has been the CEO and Chairman of the Board and a Director of South Texas Oil Company since April 1999. He was also the CEO and Chairman of the Board and a Director of Datascension, Inc., a public company trading on the OTCBB, since April 1999, the parent company of South Texas Oil Company, prior to the spin-off. He resigned from Datascension Inc, on April 1, 2005 to focus more attention on South Texas Oil Company. Mr. Conradie has several years of experience in creating and developing start-up enterprises and has a background in Law and Accounting.

Jason F. Griffith - CFO/Director

      Mr. Griffith was the CFO and a Director of South Texas Oil Company, and the prior CFO and Director of Datascension, Inc., a public company trading on the OTCBB, which was the parent company of South Texas Oil Company, prior to the spin-off. Mr. Griffith held both these positions from June of 2002. He resigned from Datascension Inc, on April 1, 2005 to focus more attention on South Texas Oil Company. Prior to that, Mr. Griffith was the accounting manager for a CPA firm in Henderson, Nevada starting in August of 2001. Before taking on this position, he worked for Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in the summer of 2001. Prior to joining Arthur Andersen, Mr. Griffith was in the process of completing his undergraduate degree and Masters in Accounting from Rhodes College in Memphis, Tennessee. Mr. Griffith is a licensed CPA in both the state of Nevada and Tennessee. He is a member of the American Institute of Certified Public Accountants, The Association of Certified Fraud Examiners, The Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Society of CPAs.

Mr. Griffith resigned as CFO and Director of South Texas Oil Company on February 7, 2006 in order to focus more attention on his growing accounting practice. (See South Texas Oil Company's report on Form 8-K dated February 7, 2006 items 5.02 and 9.01.)

Edward Shaw - COO

       Effective December 1, 2005 Mr. Edward Shaw was appointed as Chief Operating Officer of South Texas Oil Company to head field operations in Texas. Mr. Shaw is qualified as both a mechanical and electrical engineer with over 10 years of experience in Saudi Arabia and has spent the last 4 years in New Zealand where he was researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.

Conrad Humbke - Director

       Mr. Humbke has many years experience in the oil and gas industry and has served both as a director and officer of oil and gas companies which also included oil and mining exploration. Mr. Humbke has been in retirement for the past 5 years.

Significant Employees

       South Texas Oil Company has not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

      There are no family relationships among the directors, executive officers or persons nominated or chosen by South Texas Oil Company to become directors or executive officers.

Legal Proceedings

      None of South Texas Oil Company's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or other wise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

      None of South Texas Oil Company's officers or directors, nor to the knowledge of South Texas Oil Company, any of South Texas Oil Company's control persons, has:

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

Committees

      South Texas Oil Company does not have any audit, compensation, and executive committees. Because the Board of Directors currently consists of only three members, South Texas Oil Company does not have a standing nominating, compensation or audit committee. Rather, the full Board of Directors performs the functions of these committees. South Texas Oil Company does not believe it is necessary for its Board of Directors to appoint such committees because the volume of matters that come before its Board of Directors for consideration permits each Director to give sufficient time and attention to such matters to be involved in all decision making.

Conflicts of Interest

      The officers and directors of South Texas Oil Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by South Texas Oil Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of South Texas Oil Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. South Texas Oil Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to South Texas Oil Company's proposed business operations.

      The officers and directors are, so long as they are officers or directors of South Texas Oil Company, subject to the restriction that all opportunities contemplated by South Texas Oil Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to South Texas Oil Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If South Texas Oil Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if South Texas Oil Company should decline to do so. Except as set forth above, South Texas Oil Company has not adopted any other conflict of interest policy with respect to such transactions.

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

      Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.

Indemnification of Directors and Officers.

The By-laws of South Texas Oil Company state that to the extent allowed by Nevada State law, as same may be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth the aggregate cash compensation paid by South Texas Oil Company for services rendered during the periods indicated to its directors and executive officers:

                       SUMMARY COMPENSATION TABLE

Name & Position      Fiscal Year     Salary       Bonus     Other Compensation
---------------      -----------     ------       -----     -----------------
Murray N. Conradie     2003            -0-         -0-            -0-
Chairman/CEO           2004         24,000         -0-            -0-
                       2005        150,000         -0-            -0-

Jason F. Griffith      2003            -0-         -0-            -0-
CFO                    2004         12,000         -0-            -0-
                       2005         12,000         -0-            -0-

Edward Shaw            2003            -0-         -0-            -0-
COO                    2004            -0-         -0-            -0-
                       2005         $4,000         -0-          100,000
shares(1)
      (1) Mr. Shaw received 100,000 shares of restricted common stock of South Texas Oil Company as an incentive payment as part of his Employment Agreement.

Common Stock

      The Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock.

Employment Agreements

      On April 1, 2004, we entered into an employment agreement with Murray Conradie. The term of employment is five (5) years. Mr. Conradie serves as President, CEO, Chairman and Director. We agreed to pay Mr. Conradie a base salary of $24,000 per annum for the first year of employment, increasing based on performance of South Texas Oil Company and time devoted solely to South Texas Oil Company. In addition to the cash compensation earned by Mr. Conradie, we granted Mr. Conradie an option to purchase shares of our common stock according to the Executive Stock Option Plan.

      On April 1, 2004, we entered into an employment agreement with Jason Griffith. The term of employment is five (5) years. Mr. Griffith serves as Chief financial Officer, Secretary/Treasurer and Director. We agreed to pay Mr. Griffith a base salary of $12,000 per annum for the first year of employment, increasing based on performance of South Texas Oil Company and time devoted solely to South Texas Oil Company. In addition to the cash compensation earned by Mr. Griffith, we granted Mr. Griffith an option to purchase shares of our common stock according to the Executive Stock Option Plan.

On December 1, 2005, we entered into an employment agreement with Edward Shaw. The term of employment is five (5) years. Mr. Shaw serves as Chief Operational Officer. We agreed to pay Mr. Shaw a base salary of $48,000 per annum for the first year of employment, increasing based on performance of South Texas Oil Company and time devoted solely to South Texas Oil Company. In addition to the cash compensation earned by Mr. Shaw, we granted Mr. Conradie an option to purchase shares of our common stock according to the Executive Stock Option Plan.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

      The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Last Fiscal Year (Individual Grants):

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------

Murray N. Conradie      150,000           18.2           $0.46        4/1/09
                        200,000           24.2           $0.50        4/1/14

Jason F. Griffith       100,000           12.1           $0.46        4/1/09
                        100,000           12.1           $0.50        4/1/14

Edward Shaw             100,000           12.1           $0.46       12/1/10
                        100,000           12.1           $0.50       12/1/15

Conrad Humbke            75,000           9.09           $0.46       11/2/09

      There were options issued to officers in April of 2004. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of South Texas Oil Company's common stock on the dates of grant. The options and warrants expire in April 2010 and 2015 and are exercisable at prices from $.46 to $.50 per option or warrant, respectively.

Compensation of Directors

      There were no arrangements pursuant to which any director of South Texas Oil Company was compensated through December 31, 2005 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as South Texas Oil Company's only directors are its current executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth information as of the date of this Registration Statement certain information with respect to the beneficial ownership of the Common Stock of South Texas Oil Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of South Texas Oil Company as a group, (iv) and each person known by South Texas Oil Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The mailing address for each of the persons indicated is our corporate headquarters.

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

Title of         Name and Address        Amount and Nature      Percent of
Class            of Beneficial Owner     of Beneficial Owner    Class

Common    Murray N. Conradie             President/CEO             8.82%
          6330 McLeod Drive, Suite 1     Chairman
          Las Vegas, Nevada 89120        431,179 Shares

Common    Jason F. Griffith              CFO/Director              2.80%
          6330 McLeod Drive, Suite 1     136,664 Shares
          Las Vegas, Nevada 89120

Common    Edward Shaw                    COO                       2.09%
          6330 McLeod Drive, Suite 1     102,000 Shares
          Las Vegas, Nevada 89120

Common    Conrad Humbke                  Director                   0.0%
          6330 McLeod Drive, Suite 1     0 Shares
          Las Vegas, Nevada 89120

Common    Officers and Directors
          as a Group                     669,843 Shares           13.70%

      Mr. Conradie, Mr. Griffith, Mr. Shaw, and Mr. Humbke have options to purchase a total of 425,000 shares of South Texas Oil Company's Common Stock at $.46 any time before March 31, 2009; and a total of 400,000 shares at $.50 any time before March 31, 2014.

      The percentage ownership calculations listed above are based upon 4,889,171 shares of common stock being outstanding, and no options granted being exercised as of December 31, 2005.

Persons Sharing Ownership of Control of Shares

      Management has no knowledge of the existence of any arrangements or pledges of South Texas Oil Company's securities which may result in a change in control of South Texas Oil Company.

      No person owns or shares the power to vote ten percent (10%) or more of South Texas Oil Company's securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of December 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2005 was $13,417. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of December 31, 2005. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of December 31, 2005 was $4,500. The amounts are considered short term due to the delinquency of payments on the accrued interest.

    Mr. Conradie received 100,000 shares of restricted common stock of South Texas Oil Company per Section 3(g) of his employment contract with Nutek Inc., the parent company, upon the spin-off of South Texas Oil Company as a separate trading entity. (See Exhibit 10.16 Employment Agreement Murray N. Conradie of Nutek Inc.)

    South Texas Oil Company also has a note payable to Murray Conradie, related to the purchase of wells during the 2nd quarter as of December 31, 2005 for $68,132. This note is paid only from a percentage of production of the related wells.

    South Texas Oil Company also has a note payable to Jason Griffith, related to the purchase of wells during the 2nd quarter as of December 31, 2005 for $34,066. This note is paid only from a percentage of production of the related wells.

      South Texas Oil Company recently moved its offices from 900 NE Loop 410, Suite E121, San Antonio, TX and relocated to 2881 CR 2880, Big Foot, TX. This property is owned by Mr. Conradie. There has been no change to the monthly rental amount payable by the company.

    A material relationship exists between JGM Oil Investments, LLC from which the Somerset leases were purchased on April 1, 2005 and South Texas Oil Company in so far as both Mr. Conradie the President/CEO and a Director of South Texas Oil Company and Mr. Jason Griffith, the Chief Financial Officer and a Director of South Texas Oil Company have a combined majority ownership of JGM Oil Investments, LLC.

    A material relationship exists between Horizon Ridge Oil Company, the operator of record with the Texas Rail Road Commission for the Somerset leases which were purchased on April 1, 2005 and South Texas Oil Company in so far as both Mr. Conradie the President/CEO and a Director of South Texas Oil Company and Mr. Jason Griffith, the Chief Financial Officer and a Director of South Texas Oil Company own Horizon Ridge Oil Company. A nominal amount is paid to Horizon Ridge Oil Company each month to cover the Rail Road Commission Surety bond for these leases as well as the reporting requirements with the Rail Road Commission. The amount to date has averaged less than $1,000 per month.

    Other Material Transactions.

With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which South Texas Oil Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      The following documents are included or incorporated by reference as exhibits to this report:

Exhibit 3. Articles of Incorporation and Bylaws.

    3.1 Articles of Incorporation*
    3.2 Bylaws*

Exhibit 10.Material Contracts

   10.1 Letter of Intent to Purchase Selected Assets from Clipper Operating Company.*
   10.2 Purchase Agreement of Selected Assets from Nutek Inc.(1)
   10.3 Executive Compensation Agreement (Murray N. Conradie)(1)
   10.4 Executive Compensation Agreement (David Cummings)(1)
   10.5 Executive Compensation Agreement (Jason F. Griffith)(1)
   10.6 Executive Stock Option Agreement (Murray N. Conradie)(1)
   10.7 Executive Stock Option Agreement (David Cummings)(1)
   10.8 Executive Stock Option Agreement (Jason F. Griffith)(1)
   10.9 Executive Stock Option Agreement (Charles Snipes)(1)
   10.10 Qualified Equity Incentive Stock Option Plan(1)
   10.11 Contract for Services (Peter R. Maupin)(2)
   10.12 Contract for Services (Smitty's Pumping)(2)
   10.13 Executive Stock Option Agreement (Conrad Humbke)(3)
   10.14 Purchase Agreement - Mineral Acres(3)
   10.15 Executive Compensation Agreement (Edward B. Shaw)
   10.16 Executive Stock Option Agreement (Edward B. Shaw)

   (1) Previously filed as an exhibit to South Texas Oil Company's Form 10-SB, filed April 30, 2004.

   (2) Previously filed as an exhibit to South Texas Oil Company's Amendment No. 2 to Form 10-SB, filed September 3, 2004.

   (3) Previously filed as an exhibit to South Texas Oil Company's Current Report to Form 8-K, filed April 7, 2005.

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

     31.2  Certification  of   Principal   Financial  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.Certifications  required by Rule 13a-14(b)  or  Rule  15d-14(b)  and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of  Principal   Financial   Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

South Texas Oil Company's report on Form 8-K dated April 7, 2005 items 1.01, 2.01, 3.02 and 9.01.

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

South Texas Oil Company's report on Form 8-K dated April 14, 2005, item 3.02.

On April 14, 2005, South Texas Oil Company filed a Current Report on Form 8-K, relating to South Texas Oil Company agreeing to April 27, 2005 as the record date for the issuance of 957,349 shares of restricted common stock of South Texas Oil Company that Datascension Inc. (the parent company prior to the spin-off of South Texas Oil Company) had an interest in valued at $1,003,831.

South Texas Oil Company's report on Form 8-K dated August 1, 2005, items 1.01 and 9.01.

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

      South Texas Oil will use the net proceeds of the first traunch to perform workovers on existing wells, drill two new wells, capital expenditures and working capital. The second traunch will be used to drill additional 4-5 wells, if the milestones for the first traunch are met.

      Additionally, South Texas Oil Company entered into Lock-Up Agreements with the following board members of South Texas Oil Company; Murray Conradie and Jason Griffith. In this Agreement, these board members agreed not to sell any shares in South Texas Oil Company's Common Stock owned by them for a period of 12 months, or until such time as certain milestones have been met.

South Texas Oil Company's report on Form 8-K dated December 14, 2005 item 8.01

      On December 14, 2005, South Texas Oil Company filed a Current Report on Form 8-K, relating to the meeting of certain milestones set by the institutional and accredited investors and would receive the second traunch of $1,000,000.

South Texas Oil Company's report on Form 8-K dated December 14, 2005 item 8.01

      On December 14, 2005, South Texas Oil Company filed a Current Report on Form 8-K, stating that the company was to commence trading on the OTC Bulletin Board (OTCBB).

South Texas Oil Company's report on Form 8-K dated February 7, 2006 items 5.02 and 9.01.

       On February 7, 2006, South Texas Oil Company filed a Current Report on Form 8-K, relating to the appointment of Mr. Edward Shaw as a Director of South Texas Oil Company along with the resignation of Mr. Jason Griffith as Chief Financial Officer and Director.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal years ended December 31, 2005, South Texas Oil Company's principal accountant billed $5,300, for the audit of South Texas Oil Company's annual financial statements and review of financial statements included in South Texas Oil Company's Form 10-QSB filings. For the year ended December 31, 2004, South Texas Oil Company's prior accountant billed South Texas Oil Company $5,300 for the annual audit of the financial statements.

Audit-Related Fees

      For the fiscal years ended December 31, 2005 and 2004, South Texas Oil Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of South Texas Oil Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For the fiscal years ended December 31, 2005 and 2004, South Texas Oil Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2005 and 2004, South Texas Oil Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

      Prior to engaging South Texas Oil Company's accountants to perform a particular service, South Texas Oil Company's board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for South Texas Oil Company, approved all of the services described above prior to the services being performed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  South Texas Oil Company

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer and
                                   Principal Financial Officer)

                                  Date: March 31, 2006

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer and
                                   Principal Financial Officer)

                                  Date: March 31, 2006