Form 10QSB
period 2006-03-31
SOUTH TEXAS OIL CO
filed 2006-05-04
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 4,889,171 outstanding, par value $.001 per share as of April 30, 2006.

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
          Statements of Cash Flows (unaudited)......................    F-4
          Notes to Financial Statements.............................    F-5

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     3

Item 3. Controls and Procedures.....................................     7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     7

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     7

Item 3.   Defaults upon Senior Securities...........................     7

Item 4.   Submission of Matters to a Vote of Security Holders.......     7

Item 5.   Other Information..........................................    7

Item 6.   Exhibits and Reports on Form 8-K...........................    8

Signatures...........................................................    9

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                            SOUTH TEXAS OIL COMPANY
                                BALANCE SHEETS

                                              Unaudited      Audited
                                                   3/31/06     12/31/05
CURRENT ASSETS:
Cash                                            $1,646,295   $1,874,862
Accounts receivable                                 46,893       26,670
Prepaid Expenses                                       -          3,150
                                                  --------    ---------
TOTAL CURRENT ASSETS                             1,693,188    1,904,682

Property and Equipment, net of
    accumulated depreciation                     1,990,699    1,832,164

Deposits                                             1,350        1,350
                                                ----------    ---------
TOTAL ASSETS                                    $3,685,237   $3,738,196
                                                ==========    =========

CURRENT LIABILITIES:
Accounts payable                                $   61,900   $   13,026
Accrued Interest                                   143,958       96,268
Accrued payroll liabilities                          8,542       56,052
Other short term loans                              70,000       70,000
Related party current portion of long-term debt     34,038       35,866
                                                ----------    ---------
TOTAL CURRENT LIABILITIES                          318,438      271,212

Long Term Loans                               $  2,300,000   $2,300,000
Related Party Long-Term Debt,
   net of current portion                           66,667       71,732
                                                ----------    ---------

TOTAL LIABILITIES                                2,685,104    2,642,944

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 4,893,677 issued and
outstanding at March 31, 2006
and December 31, 2005, respectively                  4,902        4,902
Additional paid-in capital                       2,400,273    2,400,273
Accumulated  Deficit                            (1,405,043)  (1,309,923)
                                                ----------    ---------
TOTAL STOCKHOLDERS' EQUITY                       1,000,132    1,095,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,685,236   $3,738,196
                                                ==========    =========

              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                           STATEMENTS OF OPERATIONS
                                   Unaudited


                                                   3 months       3 months
                                                ended 3/31/06  ended 3/31/05

      Revenue
      Oil and gas sales                             $ 108,250    $   52,447
      Interest income                                  11,317            -
                                                      -------     ---------
           Total Revenues                             119,567        52,447

      Expenses

      General and administrative                       63,410        29,101
      Production costs                                 35,563        29,934
      Depreciation, depletion, and amortization        31,423        25,757
      Interest expense                                 47,756         6,337
      Plugging of wells                                33,083         9,600
      Production taxes                                  3,453         3,846
                                                     --------     ---------
           Total expenses                             214,687       104,575

      Income before provision for income taxes        (95,120)      (52,128)
      Provision for income taxes                            -             -
                                                      --------    ---------
      Net Loss                                        (95,120)      (52,128)
                                                      ========    =========

      Basic weighted average number
      of common shares outstanding                    4,893,677     3,568,109

      Diluted weighted average number
      of common shares outstanding                    4,893,677     3,568,109

      Basic Net Loss Per Share                         (0.019)       (0.015)

      Diluted Net Loss Per Share                       (0.019)       (0.015)



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
                                   Unaudited


                                                      3 months      3 months
                                                    ended 3/31/06 ended 3/31/05

Cash Flows from Operating Activities:
Net loss                                             $ (95,120)     $(52,128)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Services received for stock                                  -        12,000
Depreciation and amortization                           31,423        25,757
(Increase) decrease in accounts receivable             (20,223)      (11,212)
Increase in prepaid expenses                             3,150        (1,289)
Increase in related party accrued interest                   -         1,167
Increase in Accrued Interest                            47,690             -
Increase (decrease) in related party payable                 -       (50,000)
Increase (decrease) in payroll liabilities             (47,510)        9,689
Increase (decrease) in accounts payable                 48,874          (310)
                                                     ---------     ---------
Net cash provided (used) by operating activities       (31,717)     ( 66,326)

Cash Flows from Investing Activities:
Purchase of property and equipment                    (189,957)        2,150
                                                     ---------     ---------

Cash Flows from Financing Activities:
Increase in related party notes payable                 (6,892)       19,705
Increase in subscribed stock                                 -        61,984
Increase in line of credit                                   -         1,174
Issuance of stock                                            -          (484)
                                                     ---------     ---------
Net cash provided by financing activities               (6,892)       82,379
                                                     ---------     ---------
Net Increase in Cash                                $ (228,567)    $  18,203
                                                     ---------     ---------
Balance, Beginning                                   1,874,862         9,944

Balance, Ending                                     $1,646,295     $  28,147
                                                     ---------     ---------

Interest Paid                                         $     66     $   6,337
                                                     ---------     ---------
Taxes Paid                                            $    845     $     899
                                                     ---------     ---------

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

NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              3/31/06        12/31/05
 Leasehold Improvements       $1,006,903    $ 719,743
 Equipment and machinery     1,582,305      1,537,591
 Accumulated depreciation     (598,510)      (567,086)
                             ---------      ---------
                             $1,990,699     $1,832,164

NOTE 3 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at March 31, 2006 is 8.25%. The line must be renewed each year. The balance at March 31, 2006 is $0.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a shareholder, in the amount of $50,000 as of March 31, 2006. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2006 was $14,048. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has a note payable to a shareholder, in the amount of $20,000 as of March 31, 2006. This obligation is due in 2006 and accrues interest at 10% annually. The accrued interest on this loan as of March 31, 2006 was $5,619. The amounts are considered short term due to the delinquency of payments on the accrued interest.

The Company has an outstanding note payable to a shareholder and former officer, in the amount of $31,693 related to the purchase of wells during the 2005. This note is paid only from production of the related wells.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2005 as of March 31, 2006 for $63,386. This note is paid only from production of the related wells.

NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2006, the Company did not issue any shares of stock for services or cash.

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

Short Term Goals

    1. To work over existing wells and have all productive wells producing by mid-2006.
    2. To drill and complete 2 in-field oil wells in the third quarter.

      (cont)

Long Term Goals

    1. To drill and complete an additional 3-4 in-field wells in the 6 months following the drilling of the initial well should this in-field well produce a minimum of 5 barrels of oil per day. Funding for the drilling of these additional wells will be provided from the funding received.

      Concerning working capital, historically our revenues have been insufficient to cover operations. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs. However, with revenue growing steadily, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on the increased price of oil, the additional well workovers planned for the year, as well as the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of the in-field oil wells. We entered into a funding agreement on July 28, 2005 for $2,300,000 which has been received by South Texas Oil Company. This should provide the necessary capital for our needs over the next twelve months.

Results of Operations

      For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

      Oil sales. For the three months ended March 31, 2006, oil revenues were $108,250 compared to $52,447 for the same period during 2005, an increase of $55,803. The increase was the result of increased oil production and increased oil prices.

       Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $31,423 for the three months ended March 31, 2006 compared to $25,757 for the same period in 2005, an increase of $5,666. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements for the period ended March 31, 2006.

      General and administrative expenses. General and administrative expenses were $63,410 for the three months ended March 31, 2006 compared to $29,101 for the same period in 2005, an increase of $34,309. This increase was primarily related to the increase in overhead as a result of funding expenses, increased payroll costs, insurances, travel and lease administrations costs for the period ended March 31, 2006.

      Interest expense (net of interest income). Interest expense was $47,756 for the three months ended March 31, 2006 compared to $6,337 for the same period in 2005, an increase of $41,419. The increase was due to interest expense associated with the recent funding.

       Net income (loss). Net loss increased from $(52,128) for the three months ended March 31, 2005 to $(95,120) for the same period in 2006. The primary reasons for this increase include an increase in interest costs associated with our recent funding of $41,419, an increase in administration costs of $34,309, an increase in plugging costs of $23,483 and increase in production costs of $5,629.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the three month period ended March 31, 2006 South Texas Oil Company decreased its working capital from a positive $1,633,470 as at December 31, 2005 to a positive $1,374,750 as at March 31, 2006. This decrease in working capital was a result of a decrease of cash on hand of $228,567, an increase in accounts receivable of $20,223, a decrease in prepaid expenses of $3,150, an increase in accounts payable of $48,874, an increase in accrued interest of $47,690, a decrease in payroll liabilities of $47,510 and a decrease in related party long term debt of $1,828.

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

On March 31, 2006 South Texas Oil Company had total assets of $3,685,237 compared to $3,738,196 on December 31, 2005, a decrease of $52,959. The reason for the decrease in assets is a result of the decrease in cash on hand of $228,567, an increase in accounts receivable of $20,223 and decrease in prepaid expenses of $3,150 along with a corresponding increase in the Property and Equipment values of $158,535. South Texas Oil Company had a total stockholders' equity of $1,000,132 on March 31, 2006 compared to $1,095,252 on December 31, 2005, a decrease in equity of $95,120 related to the loss for the period ended March 31, 2006.

Significant Subsequent Events occurring after March 31, 2006:

      None

Disclosures about Market Risks

      Like other natural resource producers, South Texas Oil Company faces certain unique market risks. The most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

      Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Because domestic demand for oil exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices. To this extent South Texas Oil Company does not see itself as directly

      (cont)

competitive with other producers, nor is there any significant risk that South Texas Oil Company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would come from falling international prices which could render current production uneconomical.

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

Item 3. Controls and Procedures.

   (a) Our Chief Executive Officer (CEO) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, the CEO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to South Texas Oil Company is included in this quarterly report.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

       During the three months ended March 31, 2006, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to
Section 4(2)  of  the Securities Act of 1933 as follows:

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d-
14(a)

       31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


       (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

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

                                   Date: May 3, 2006

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

                                   Date: May 3, 2006