Form 10QSB
period 2006-06-30
SOUTH TEXAS OIL CO
filed 2006-08-14
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-50732

                            South Texas Oil Company
                 --------------------------------------------
                (Name of small business issuer in its charter)

           Nevada                                             74-2949620
   ------------------------                                 --------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

            2881 CR 2880, Big Foot, TX                         78005
       ----------------------------------                    ---------
    (Address of principal executive offices)                 (Zip Code)

           P.O. Box 340504, Austin, TX                         78734
       ----------------------------------                    ---------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          	Yes [ ] No [X]

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

The Registrant has 10,825,968 outstanding, par value $.001 per share as of August 8, 2006.

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                            SOUTH TEXAS OIL COMPANY
                                BALANCE SHEETS


                                                   6/30/06     12/31/05
						-----------  ----------
CURRENT ASSETS:
Cash and cash equivalents                        $2,500,214  $1,874,862
Accounts receivable                                  59,749      26,670
Prepaid expenses                                     10,999       3,150
						   --------   ---------
TOTAL CURRENT ASSETS                              2,570,962   1,904,682

PROPERTY and EQUIPMENT, net of
accumulated depreciation                          2,131,089   1,832,164

Deposits                                              3,900       1,350
						   --------   ---------
TOTAL ASSETS                                     $4,705,951  $3,738,196
						 ==========  ==========

CURRENT LIABILITIES:
Accounts payable                                    $51,236     $13,026
Accrued interest                                          -      96,268
Accrued payroll liabilities                           8,785      56,052
Other short term loans                                4,135      70,000
Related party current portion of long-term debt      42,201      35,866
						   --------    --------
TOTAL CURRENT LIABILITIES                           106,357     271,212

Long term loans                                           -   2,300,000

                                                     42,201      71,732
						   --------    --------
TOTAL LIABILTIES                                    148,557   2,642,944

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000


at December 31, 2005                                 10,826       4,902
Additional paid-in capital                        6,051,403   2,400,273
Accumulated deficit                             (1,504,835) (1,309,923)
						  ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                        4,557,394   1,095,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,705,951  $3,738,196
						 ==========  ==========

              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                           STATEMENTS OF OPERATIONS



                                              3 MONTHS      3 MONTHS      6 MONTHS      6 MONTHS
                                          ENDED 6/30/06 ENDED 6/30/05 ENDED 6/30/06 ENDED 6/30/05
					  -------------	------------- ------------- -------------
REVENUE
Oil and gas sales                              $164,459       $67,939      $272,709      $120,386
Interest income                                  15,372             -        26,689             -
Forgiveness of debt                              12,222             -        12,222             -
						-------       -------	    -------	  -------
     Total Revenues                             192,053        67,939       311,620       120,386

Expenses

General and administrative                      113,149        72,387       176,559       101,488
Production costs                                 25,556        37,950        61,119        67,884
Depreciation, depletion, and amortization        33,822        28,999        65,245        54,756
Interest expense                                111,547        22,919       159,303        29,256
Plugging of wells                                 7,772         5,175        40,855        14,775
Production taxes                                      -             -         3,453         3,846
						-------	      -------	    -------       -------
     Total expenses                             291,846       167,430       506,533       272,005

Income before provision for income taxes       (99,793)      (99,491)     (194,913)     (151,619)
Provision for income taxes                            -             -             -             -
						-------       -------       -------	  -------
NET LOSS                                      $(99,793)     $(99,491)    $(194,913)    $(151,619)
					       ========	     ========	  =========	=========

OF COMMON SHARES OUTSTANDING                  8,290,424     3,568,109     6,592,050     4,431,930


OF COMMON SHARES OUTSTANDING                  8,290,424     3,568,109     6,592,050     4,431,930

BASIC NET LOSS PER SHARE                        $(0.01)       $(0.03)       $(0.03)       $(0.03)

DILUTED NET LOSS PER SHARE                      $(0.01)       $(0.03)       $(0.03)       $(0.03)


              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS




                                                 6 months ended  6 months ended
                                                     6/30/06        6/30/06
						    ----------	  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(194,913)    $(151,619)

                                                       (3,055)        18,055
Stock issued for settlement of debt and interest       100,620
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Depreciation and amortization                           65,245        54,756
(Increase) decrease in accounts receivable            (33,079)         1,309
(Increase) decrease in deposits                        (2,550)             -
Increase in prepaid expenses and deposits              (7,849)             -
Increase in related party accrued interest             (9,000)         2,917
Increase in accrued interest                            47,690             -
Increase (decrease) in related party payable                 -      (50,000)
Increase (decrease) in payroll liabilities            (47,267)         7,595
Increase (decrease) in accounts payable                 38,210       (3,880)
						      --------	    --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (45,948)     (120,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                   (364,169)      (12,630)
						      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                      (65,865)             -
Increase in related party notes payable               (23,196)        50,036
Increase in subscribed stock                                 -        61,984
Increase in line of credit                                   -       (1,387)
Issuance of stock                                            -         (484)
Sale of common stock                                 1,124,531        40,000
						      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            1,035,470       150,149
						      --------      --------
NET INCREASE IN CASH                                   625,353        16,652
						      --------      --------
BALANCE, BEGINNING                                   1,874,862         9,944

BALANCE, ENDING                                     $2,500,214       $26,596
						     ---------      --------

INTEREST PAID                                               $-            $-

TAXES PAID                                                  $-            $-

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

NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              6/30/06       12/31/05
			    ----------     ---------
 Leasehold Improvements     $1,143,583     $ 719,743
 Equipment and machinery     1,600,143     1,537,591
 Vehicles                       19,694             -
 Accumulated depreciation    (632,331)     (567,086)
                             ---------     ---------
                            $2,131,089     $1,832,164

NOTE 3 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at June 30, 2006 is 8.25%. The line must be renewed each year. The balance at June 30, 2006 is $0.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to a shareholder and former officer, in the amount of $28,134 related to the purchase of wells during the 2005. This note is paid only from production of the related wells.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2005 as of March 31, 2006 for $56,267. This note is paid only from production of the related wells.


NOTE 5 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 2006, the Company issued 1,959,113 shares upon the exercise of warrants by warrant holders. The company received $1,124,531 in cash for these shares.

The company issued 4,299,191 shares in exchange for the settlement of $2,535,578 of debt and accrued interest related to convertible debt that had been issued.

The company's total issued and outstanding shares was reduced by 333,715 shares related to shares canceled that were to be issued to a former employee and related to the settlement of debt from the first quarter of 2005.

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

Short Term Goals

    1. To drill and complete 2 in-field oil wells in the third quarter.

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

Results of Operations

      For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

      Oil sales. For the three months ended June 30, 2006, oil revenues were $164,459 compared to $67,939 for the same period during 2005, an increase of $96,520. The increase was the result of increased oil production as a result of workovers and increased oil prices.

       Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $33,822 for the three months ended June 30, 2006 compared to $28,999 for the same period in 2005, an increase of $4,823. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements for the period ended June 30, 2006.

      General and administrative expenses. General and administrative expenses were $113,149 for the three months ended June 30, 2006 compared to $72,387 for the same period in 2005, an increase of $40,762. This increase was primarily related to the increase in overhead as a result of funding expenses, increased payroll costs, insurances, travel and lease administration costs for the period ended June 30, 2006.

      Interest expense (net of interest income). Interest expense was $111,547 for the three months ended June 30, 2006 compared to $22,919 for the same period in 2005, an increase of $88,628. The increase was due to interest expense associated with the recent funding.

      Net income (loss). Net loss increased by $302 to $(99,793) for the three months ended June 30, 2006 from $(99,491) for the same period in 2005. The primary reasons for this increase include an increase in interest costs associated with our recent funding of $88,628, an increase in administration costs of $40,762, an increase in plugging costs of $2,597 and a decrease in production costs of $12,394.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Oil sales. For the six months ended June 30, 2006, oil revenues were $272,709 compared to $120,386 for the same period during 2005, an increase of $152,323. The increase was the result of increased oil production as a result of workovers and increased oil prices.

Depreciation,  depletion and amortization.   Our  depreciation,  depletion  and
amortization expenses were $65,245 for the six months ended June 30, 2006

      (cont)

compared to $54,756 for the same period in 2005, an increase of $10,489. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended June 30, 2006.

General and administrative expenses. General and administrative expenses were $176,559 for the six months ended June 30, 2006 compared to $101,488 for the same period in 2005, an increase of $75,071. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administration costs.

Interest expense (net of interest income). Interest expense was $159,303 for the six months ended June 30, 2006 compared to $29,256 for the same period in 2005, an increase of $130,047. The increase was due to increases in the outstanding debt of South Texas Oil Company during the period related to our recent funding.

Net income (loss). Net loss increased by $(43,294) to $(194,913) for the six months ended June 30, 2006 from $(151,619) for the same period in 2005. The primary reasons for this increase include an increase in administrative fees of $75,071, an increase in plugging costs for the period of $26,080 and an increase in interest expense of $130,047.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the six month period ended June 30, 2006 South Texas Oil Company increased its working capital from a positive $1,633,470 as at December 31, 2005 to a positive $2,464,606 as at June 30, 2006. This increase in working capital was a result of an increase of cash on hand of $625,352, an increase in accounts receivable of $33,079, an increase in prepaid expenses of $7,849, an increase in accounts payable of $38,210, a decrease in accrued interest of $96,268, a decrease in payroll liabilities of $47,267 and a decrease in short term loans of $65,865.

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

On June 30, 2006 South Texas Oil Company had total assets of $4,705,951 compared to $3,738,196 on December 31, 2005, an increase of $967,755. The reason for the increase in assets is a result of the increase in cash on hand of $625,352, an increase in accounts receivable of $33,079, an increase in deposits paid of

      (cont)

$2,550, an increase in prepaid expenses of $7,849 along with a corresponding increase in the Property and Equipment values of $298,925. South Texas Oil Company had a total stockholders' equity of $4,557,394 on June 30, 2006 compared to $1,095,252 on December 31, 2005, an increase in equity of $3,462,142.

Significant Subsequent Events occurring after June 30, 2006:

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended June 30, 2006, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

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

None

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

                                   Date: August 11, 2006

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

                                   Date: August 14, 2006