Form 10QSB
period 2006-09-30
SOUTH TEXAS OIL CO
filed 2006-11-13
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
           	            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2006

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 10,825,968 outstanding, par value $.001 per share as of November 13, 2006.

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
          Statements of Cash Flows (unaudited)......................    F-4
          Notes to Financial Statements.............................    F-5

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     3

Item 3. Controls and Procedures.....................................     7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     8

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     8

Item 3.   Defaults upon Senior Securities...........................     8

Item 4.   Submission of Matters to a Vote of Security Holders.......     8

Item 5.   Other Information..........................................    8

Item 6.   Exhibits and Reports on Form 8-K...........................    9

Signatures...........................................................   10

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2006, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2006.

                            SOUTH TEXAS OIL COMPANY
                                BALANCE SHEETS

						  Unaudited    Audited
						  As of		As of
                                                   9/30/06     12/31/05
CURRENT ASSETS:
Cash                                            $2,294,594   $1,874,862
Accounts receivable                                 60,797       26,670
Prepaid Expenses                                     9,624        3,150
                                                  --------    ---------
TOTAL CURRENT ASSETS                             2,365,015    1,904,682

Property and Equipment, net of
    accumulated depreciation                     2,309,022    1,832,164

Deposits                                             1,500        1,350
                                                ----------    ---------
TOTAL ASSETS                                    $4,675,537   $3,738,196
                                                ==========    =========

CURRENT LIABILITIES:
Accounts payable                                $   44,377   $   13,026
Accrued Interest                                         -       96,268
Accrued payroll liabilities                          8,542       56,052
Other short term loans                               3,350       70,000
Related party current portion of long-term debt     24,574       35,866
                                               ----------    ---------
TOTAL CURRENT LIABILITIES                           80,843      271,212

Long Term Loans                               $        -     $2,300,000
Related Party Long-Term Debt,
   net of current portion                           49,148       71,732
                                               ----------    ---------

TOTAL LIABILITIES                                  129,991    2,642,944

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 4,893,677 issued and
outstanding at March 31, 2006
and December 31, 2005, respectively                 10,826        4,902
Additional paid-in capital                       6,051,403    2,400,273
Accumulated  Deficit                            (1,516,683)  (1,309,923)
                                                ----------    ---------
TOTAL STOCKHOLDERS' EQUITY                       4,545,547    1,095,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $4,675,537   $3,738,196
                                                ==========    =========

              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                           STATEMENTS OF OPERATIONS
				  UNAUDITED



                                     3 months ended      9 months ended
                                    9/30/06    9/30/05    9/30/06   9/30/05


Oil and gas sales                  $173,544   $ 57,325   $446,253  $177,711
Interest income                      25,433      2,840     52,122     2,840
Forgiveness of debt                       -          -     12,222         -
                                   --------   --------    -------   -------
  Total revenues                    198,977     60,165    510,597   180,551

General and administrative          122,860    128,155    299,419   229,643
Production costs                     25,296     21,496     86,415    89,380
Depreciation, depletion
          and amortization           36,125     29,170    101,370    83,926
Interest expense                          -    267,083    159,303   296,339
Plugging of wells                    15,821          -     56,676    14,775
Production taxes                     10,721      4,786     14,174     8,632
                                  --------  ---------   --------  --------
   Total expenses                   210,824    450,690    717,357   722,695

Income before provision
   for income taxes                 (11,847)  (390,525)  (206,760) (542,144)
Provision for income taxes                -          -          -         -
                                   --------  --------   --------   --------
NET LOSS                          $ (11,847)  (390,525)  (206,760) (542,144)
                                   ========  =========   ========  =========

Basic weighted average number
of common shares outstanding      10,818,266  4,793,677  7,855,972 3,927,576

Diluted weighted average number
of common shares outstanding      10,818,266       -     7,855,972       -
                                   ========   =========  ========  =========
Basic Net Loss Per Share             (0.001)    (0.081)    (0.026)   (0.138)

Diluted Net Loss Per Share           (0.001)    (0.081)    (0.026)   (0.138)



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
				   UNAUDITED

                                                 9 months ended  9 months ended
                                                      9/30/06         9/30/05
Cash Flows from Operating Activities:
Net loss                                            $(206,760)      $(542,144)

Stock issued (cancelled) for services/purchases        (3,055)         20,055
Stock issued for settlement of debt and interest      100,620               -
Non cash financing costs related to funding                 -         255,273

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization                         101,370         83,926
(Increase) decrease in accounts receivable            (34,127)        (1,083)
(Increase) decrease in deposits                        (2,550)             -
Increase in prepaid expenses                           (4,074)       (17,650)
Increase in related party accrued interest             (9,000)         4,666
Increase in Accrued Interest                           47,690          8,667
Increase (decrease) in related party payable                -       (212,545)
Increase (decrease) in payroll liabilities            (47,510)        14,501
Increase (decrease) in accounts payable                31,351        (44,555)
                                                    ---------      ---------
Net cash provided (used) by operating activities      (26,045)      (430,889)

Cash Flows from Investing Activities:
Purchase of property and equipment                   (578,229)       (33,055)
                                                    ---------      ---------
Cash Flows from Financing Activities:
Increase (decrease) in loans payable                  (66,650)     1,263,563
Increase in related party notes payable               (33,875)        50,036
Increase in subscribed stock                                -         61,984
Increase in line of credit                                  -         (1,387)
Issuance of stock                                           -           (484)
Sale of common stock                                1,124,531         40,000
                                                    ---------      ---------
Net cash provided by financing activities           1,024,006      1,413,712
                                                   ---------      ---------
Net Increase in Cash                               $  419,732     $  949,768
                                                    ---------      ---------
Balance, Beginning                                  1,874,862          9,944

Balance, Ending                                    $2,294,594      $ 959,712
                                                    ---------      ---------
Interest Paid                                       $      -      $       -
                                                   ---------      ---------
Taxes Paid                                          $      -      $       -
                                                   ---------      ---------

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

NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              9/30/06        12/31/05
 Leasehold Improvements     $1,253,314      $ 719,743
 Equipment and machinery     1,701,411      1,537,591
 Vehicles                       22,753              -
  Accumulated depreciation    (668,456)      (567,086)
                             ---------      ---------
                            $2,309,022     $1,832,164

NOTE 3 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at September 30, 2006 is 8.25%. The line must be renewed each year. The balance at September 30, 2006 is $0.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to a shareholder and former officer, in the amount of $24,574 related to the purchase of wells during the 2005. This note is paid only from production of the related wells.

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2005 in the amount of $49,148. This note is paid only from production of the related wells.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2006, the Company issued 1,959,113 shares upon the exercise of warrants by warrant holders. The company received $1,124,531 in cash for these shares.

The company issued 4,299,191 shares in exchange for the settlement of $2,535,578 of debt and accrued interest related to convertible debt that had been issued.

The company's total issued and outstanding shares was reduced by 333,715 shares related to shares canceled that were to be issued to a former employee and related to the settlement of debt from the first quarter of 2005.

There were no shares issued during the 3 months ended September 30, 2006.

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

Short Term Goals

    1. To commence drilling of 2 in-field oil wells in the fourth quarter. (This was originally scheduled for the third quarter, but availability of drilling rigs pushed this to fourth quarter.)

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

Results of Operations

      For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

      Oil sales. For the three months ended September 30, 2006, oil revenues were $173,544 compared to $57,325 for the same period during 2005, an increase of $116,218. The increase was the result of increased oil production as a result of workovers and increased oil prices.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $36,125 for the three months ended September 30, 2006 compared to $29,170 for the same period in 2005, an increase of $6,956. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements for the period ended September 30, 2006.

      General and administrative expenses. General and administrative expenses were $122,860 for the three months ended September 30, 2006 compared to $128,155 for the same period in 2005, a decrease of $5,295. This decrease was primarily related to the decrease in overhead as a result of funding expenses, decreased insurances, travel and lease administration costs for the period ended September 30, 2006.

      Interest expense (net of interest income). Interest expense was $0 for the three months ended September 30, 2006 compared to $267,083 for the same period in 2005, a decrease of $267,083. The decrease was due to the conversion of debt to common stock in the company associated with the recent funding.

      Net income (loss). Net loss decreased by $378,678 to $(11,847) for the three months ended September 30, 2006 from $(390,525) for the same period in
2005. The primary reasons for this decrease include a decrease in administration costs of $5,295, an increase in production costs of $3,800, an increase in depreciation, depletion and amortization costs of $6,956, a decrease in interest costs of ($267,083) associated with our recent funding, an increase in plugging costs of $15,821 and an increase in production taxes of $5,935.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Oil sales. For the nine months ended September 30, 2006, oil revenues were $446,253 compared to $177,711 for the same period during 2005, an increase of $268,541. The increase was the result of increased oil production as a result of workovers and increased oil prices.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $101,370 for the nine months ended September 30, 2006 compared to $83,926 for the same period in 2005, an increase of $17,444. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended September 30, 2006.

General and administrative expenses. General and administrative expenses were $299,419 for the nine months ended September 30, 2006 compared to $229,643 for the same period in 2005, an increase of $69,776. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administration costs.

Interest expense (net of interest income). Interest expense was $159,303 for the nine months ended September 30, 2006 compared to $296,339 for the same period in 2005, a decrease of $137,036. The decrease was due to decreases in the outstanding debt of South Texas Oil Company during the period related to our recent funding activities.

Net income (loss). Net loss decreased by $335,384 to $(206,760) for the nine months ended September 30, 2006 from $(542,144) for the same period in 2005. The primary reasons for this decrease include an increase in administration costs of $69,776, a decrease in production costs of $2,965, an increase in depreciation, depletion and amortization costs of $17,444, a decrease in interest costs of ($137,036) associated with our recent funding, an increase in plugging costs of $41,901 and an increase in production taxes of $5,542.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the nine month period ended September 30, 2006 South Texas Oil Company increased its working capital from a positive $1,633,470 as at December 31, 2005 to a positive $2,284,172,606 as at September 30, 2006. This increase in working capital was a result of an increase of cash on hand of $419,732, an increase in accounts receivable of $34,127, an increase in prepaid expenses of $6,474, an increase in accounts payable of $31,351, a decrease in accrued interest of $96,268, a decrease in payroll liabilities of $47,510 and a decrease in short term loans of $66,650 and a decrease in related party debt of $11,292.

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

On September 30, 2006 South Texas Oil Company had total assets of $4,675,537 compared to $3,738,196 on December 31, 2005, an increase of $937,341. The reason for the increase in assets is a result of the increase in cash on hand of $419,732, an increase in accounts receivable of $34,127, an increase in prepaid expenses of $6,474, along with a corresponding increase in the Property and Equipment values of $476,858. South Texas Oil Company had a total stockholders' equity of $4,545,547 on September 30, 2006 compared to $1,095,252 on December 31, 2005, an increase in equity of $3,450,294.

Significant Subsequent Events occurring after September 30, 2006:

      On November 2, 2006, South Texas Oil Company signed a Letter of Intent for the purchase of at least 50% and up to 75% working interest (WI)and 60% royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired.

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

       South Texas Oil Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of South Texas Oil Company's projects. The current bond of $50,000 covers the wells operated by South Texas Oil Company as required by the

      (cont)

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During   the   three   months  ended  September 30, 2006, South Texas Oil
Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to
Section 4(2)  of  the Securities Act of 1933 as follows:

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

       31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of  Principal  Financial   Officer   pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed November 2, 2006, item 8.01.

      On November 2, 2006, South Texas Oil Company issued a news release reporting that South Texas Oil Company has signed a Letter of Intent for the purchase of at least 50% and up to 75% working interest (WI)and 60% royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired.

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

                                   Date: November 13, 2006

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

                                   Date: November 13, 2006