Form 10KSB/A
period 2005-12-31
SOUTH TEXAS OIL CO
filed 2007-04-18
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB /A #1

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $278,817 for the fiscal year ended December 31, 2005.

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

       The  following  table sets forth, at December 31, 2005, by state,  South
Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


             Productive Wells (1)    Developed Acreage   Undeveloped Acreage
(2)
              Gross   Net         Gross     Net      Gross        		  Net

Texas         37      37          1,350     1,350    3,893 . 69	3,893.69
              --      --          -----     -----    --------     		--------
Totals        37      37          1,350     1,350    3,893 . 69	3,893.69


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

                 Gross           Annual                    Lease
                 Acres          Rental (1)              Expiration

      Texas     5,243.685      Held By Production           N/A
                ---------
                5,243.685

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

                      Number of      Percent of total
                      Securities       Options/SARs
                      Underlying        granted to                  Exercise or
                     Options/SARS      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
------------------   ------------   ----------------   ----------   -----------
Murray N. Conradie      150,000           18.2           $0.46        4/1/09
                        200,000           24.2           $0.50        4/1/14

Jason F. Griffith       100,000           12.1           $0.46        4/1/09
                        100,000           12.1           $0.50        4/1/14

Edward Shaw             100,000           12.1           $0.46       12/1/10
                        100,000           12.1           $0.50       12/1/15

Conrad Humbke            75,000           9.09           $0.46       11/2/09

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2005, South Texas Oil Company has generated $292,143 in revenues and generated a loss of $ 1,020,568 for the same period.  This compares to  $195,654 in revenues and a loss of $183,196 for the calendar year ended December 31, 2004. For the calendar year ended December 31, 2005, South Texas Oil Company has increased its
working capital position by $1,9 41,668   from  a  negative $ 786
 ,   949    as  of  December  31,  2004  to  a  positive
$1, 154,719  as at December 31, 2005.

      Analysis of the calendar year ended December 31, 2005 compared to the calendar year ended December 31, 2004.

      Net  loss  was  $ 1,020,568   for  the  calendar  year  ended
December 31, 2005 compared to a loss of $183,196 for the calendar year ended December 31, 2004, an increased loss of $8 37,372 .

      Total  expenses  increased to $1, 312,813   for  the calendar
year ended December 31, 2005 from $378,982 for the calendar year ended December 31, 2004, an increase of $ 933,831 . The increase in expenses was due to the following: (1) having two employees on full time payroll; and (2) the costs associated with the recent funding.

      Depreciation  and  depletion  expense  for the calendar year ended
December  31,  2005 was       $ 206,073  compared to $98,886
for  the  calendar  year  ended December 31, 2004, an   increase of
$ 107,187 . The increase resulted from the increase in assets purchased during the year as well as the adjustment to depletion from straight line on some of the assets.

      Interest expense for the calendar year ended December 31, 2005 was $5 5 0, 2 49 compared to $19,584 for the calendar year ended December 31, 2004 an increase of $5 30,665 , with the increase due to costs associated with recent funding and interest expense on the new debt.

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

      On December 31, 2005 South Texas Oil Company had assets of $ 4,107,837 /R> compared to $ 2,045,506 on December 31,2004, an increase of $2, 062,331 . South Texas Oil Company had a total stockholders' equity of $ 986,142 on December 31, 2005 compared to $217,618 on December 31, 2004, an increase in equity of $ 768,524 .

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

      On December 31, 2005 South Texas Oil Company had Property  and  Equipment
of  $ 2,201,805   compared to $ 2,019,581  on  December
31, 2004, or an increase  of $ 182,224  which is  a  result  of the
depreciation  of  $ 206,073  along  with  the  purchase   of
property and equipment.

      For the calendar year ended December 31, 2005, South  Texas  Oil  Company
has   increased  its  working  capital  position  by   $1, 941,668
from  a  negative $ 786,949  as of December 31, 2004 to a positive
$1, 154,719   as  of  December 31, 2005.

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

ITEM 7.  FINANCIAL STATEMENTS.


                           SOUTH TEXAS OIL COMPANY

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2005
                              December 31, 2004

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2005 and 2004                    F-3


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

To the Board of Directors
South Texas Oil Company formerly Nutek Oil, Inc.
Midland, Texas


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


LARRY O'DONNELL, CPA, P.C.

March 15, 2006 except for Note 2 and Note 13, which is April 13, 2007

                             SOUTH TEXAS OIL COMPANY
                                 BALANCE SHEETS

						Restated	 Restated
						Audited		 Audited
						12/31/2005	 12/31/2004
						----------	 ----------
Current Assets:
Cash and cash equivalents		 	$1,874,862 	 $    9,944
Accounts receivable	 	  	    	    26,670 	     15,981
Prepaid expenses	 			     3,150 	      	  -
						----------	 ----------
Total current assets	 		 	 1,904,682 	     25,925

Office equipment, net of depreciation	    	     3,992 	        427
Proved reserves, net of depletion	 	 1,914,834 	  1,754,772
Unproved reserves, net of depletion	  	   282,979 	    264,382

Deposits	 			             1,350 	 	  -
						----------	 ----------
Total Assets	 			 	$4,107,837 	 $2,045,506
						==========	 ==========

Current Liabilities:
Accounts payable	 		 	$   13,026 	 $   52,164
Related party accrued interest	 		 	 - 	     11,500
Accrued interest	 			    96,268 	 	  -
Asset retirement obligation	 	    	    26,484 	     26,484
Line of credit	 					 - 	     72,573
Related party payable	 				 - 	     73,850
Accrued payroll liabilities	 		    56,052 	      2,295
Other short term loans	 			    70,000 	 	  -
Related party current portion 	 	    	    35,866 	    120,000
of long-term debt
						----------	 ----------
Total current liabilities	 	    	   297,696 	    358,866
						----------	 ----------

Long term loans	 				 2,300,000 	 	  -
Asset retirement obligation, long term		   452,267	    454,008
Related party L.T. debt, 	 	    	    71,732 	  1,015,014
net of current portion
						----------	 ----------
Total Liabilities	 		    	 3,121,695 	  1,827,888
						----------	 ----------

Stockholders' Equity:
Common stock, $0.001 par value,
50,000,000 shares authorized;
13,260,881 shares issued
and outstanding at December 31, 2006
and 4,893,677 at December 31, 2005	             4,894 	      3,061
Additional paid-in capital	         	 2,400,281 	    730,272
Subscribed Stock	 	        		(0)	   (117,250)
Accumulated deficit	 	         	(1,419,033)	   (398,466)
						----------	  ---------
Total stockholders' equity	 	  	   986,142 	    217,618
						----------	  ---------

Total Liabilities 	 		 	$4,107,837 	 $2,045,506
and Stockholders' Equity			==========	 ==========


The accompanying notes to financial statements are an integral part of these financial statements.






                            STATEMENT OF OPERATIONS


				 Restated
				 Audited	 Audited
				   2005		   2004
				-----------     ----------
Revenue
Oil and gas sales		$   278,817     $  195,654
Interest income		 	     13,428 	        82
Other Income		 	      	  -   	        50
				-----------     ----------
     Total Revenues		    292,245 	   195,786

Expenses

General and administrative	    379,134 	    40,581
Production costs		    117,813 	   154,570
Workovers		 	     43,206 	         -
Depreciation, depletion,
and amortization		    206,073 	    98,886
Interest expense		    550,249 	    19,584
Plugging of wells		          -   	    41,858
Production taxes		     16,338 	    23,503
				-----------     ----------
     Total expenses	          1,312,813 	   378,982
				-----------     ----------
Income before provision
for income taxes		 (1,020,568)	  (183,196)
Provision for income taxes	          -   	         -
				-----------     ----------
Net Loss		        $(1,020,568)    $ (183,196)
			        ===========     ==========

Basic weighted average number
of common shares outstanding	  4,640,474      2,992,954
			        ===========     ==========

Basic Net Loss Per Share	$    (0.22)     $    (0.06)
			        ===========     ==========

The accompanying notes to financial statements are an integral part of these financial statements.




                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Common		Common		Additional
				Stock		Stock		Paid-in		Subscribed      Income	     Total
				Shares		Amount		Capital		Stock	        Deficit	     Equity
				---------	--------	----------	----------      -----------  -----------

Balance at December 31, 2003	5,157,742 	$  5,158 	$ 1,353,908 	$	 -   	$  (215,270)  1,143,796
				=========	========	===========	==========      ===========  ===========
Balances at
December 31, 2003		5,157,742 	   5,158 	  1,353,908 		 -   	  (215,270)   1,143,796

Repurchase and put into
Subscribed Stock		 	-   	       -   		  -   	  (272,610)	         -     (272,610)

Sale of Stock		 	   25,000 	      25 	      4,975 		 -   		 -   	  5,000

Repurchase and retired shares  (2,325,588)	  (2,326)	   (648,839)		 -   		 -     (651,165)

Issued for services		  204,320 	     204 	     20,228 		 -   		 -   	 20,432

Payment received for
subscribed stock		 	-   	       -   		  -   	    62,500 		 -   	 62,500

Reduction in subscribed stock		-   	       -   		  -   	    92,860 		 -   	 92,860

Net Profit (Loss) for Year
Ended December 31, 2004		 	-   	       -   		  -   		 -   	  (183,196)	(183,196)

Balance at
December 31, 2004		3,061,474       $  3,061 	$  730,272 	$ (117,250)    $  (398,466) $   217,618
				=========	========	==========	==========     ===========  ===========
Final adjustment on Nutek
dividend issuance		    6,740 	       7 	      (491)					   (484)

Payment received for
subscribed stock		 	-   	       -   		  -   	   117,250 		  -     117,250

Issued for settlement of debt	  957,349 	     957 	  1,002,874 		 -   		  -   1,003,831

Purchase of new leases		  512,377 	     512 	    153,201 		 -   		  -   	153,713

Purchase of option for
additional drilling benefits	   20,000 	      20 	      4,980 		 -   		  -   	  5,000

Issued for services         	  157,959 	     159 	     31,896 		 -   		  -   	 32,055

Sale of common stock		  177,778 	     178 	     39,822 		 -   		  -   	 40,000

Debt discount from convertible,
fully expensed						 	    113,241 					113,241

Beneficial conversion feature
from warrants, fully expensed					    142,032 					142,032

Debt discount from convertible,
fully expensed						 	     80,154 					 80,154

Beneficial conversion feature
from warrants, fully expensed					    102,300 					102,300

Net Profit (Loss) for Year
Ended December 31, 2005		 	-   	       -   		  -   		 -   	(1,020,568)  (1,020,568)
				---------	--------	----------	----------     -----------   ----------
Balance at
December 31, 2005		4,893,677 	$  4,894 	$2,400,281 	$       (0)    $(1,419,033)  $  986,142
				=========	========	==========	==========     ===========   ==========


The accompanying notes to financial statements are an integral part of these financial statements.





                            STATEMENT OF CASH FLOWS

				Restated
				Audited		12 months
				Year ended	ended
				12/31/05	12/31/04
				-----------	---------

Cash Flows from
Operating Activities:
Net loss	 		$(1,020,568)	$(183,196)

Stock issued (cancelled)
for services and purchases	     37,055 	   20,433
Stock issued for settlement
of debt and interest	 	  	  -
Non cash financing costs
related to funding	 	    437,727
Adjustments to reconcile
net loss to net 			  -
cash provided (used)
by operating activities:		  -
Depreciation and amortization	    206,073 	   98,886
(Increase) decrease in
accounts receivable	 	    (10,689)	    1,772
(Increase) decrease in deposits	          - 	        -
Increase in prepaid
expenses and deposits	 	     (4,500)	    3,775
Increase in related party
accrued interest	 	    (11,500)	    5,083
Increase in accrued interest	     96,268
Increase (decrease) in asset
retirement obligation	 	    	  -
Increase (decrease) in
related party payable	 	   (295,706)	   73,850
Increase (decrease) in
payroll liabilities	 	     53,757 	    2,295
Increase (decrease) in
accounts payable	 	    (39,138)	   43,408
				-----------	---------
Net cash provided (used) by
operating activities	 	   (551,221)	   66,306
				-----------	---------

Cash Flows from
Investing Activities:
Purchase of property
and equipment	 	           (97,393)       (39,615)
				----------	---------

Cash Flows from
Financing Activities:
Increase (decrease) in
loans payable		         2,263,563
Increase in related
party notes payable	 	    50,036 	   89,979
Increase in subscribed stock	   117,250       (117,250)
Increase in line of credit	    (1,834)	     (352)
Issuance of stock	 	      (484)	        -
Sale of common stock	 	    40,000 	    5,000
				-----------	---------
Net cash provided by
financing activities	          2,468,531 	  (22,623)
				-----------	---------

Net Increase in Cash	 	  1,819,918 	    4,068

Balance, Beginning	 	     54,944 	   50,876
				-----------	---------
Balance, Ending	 	        $ 1,874,862 	$  54,944
			       	===========	=========
Interest Paid	 	       	$    81,222 	$  10,883
			     	===========	=========
Taxes Paid	 	       	$         - 	$       -
			       	===========	=========

Summary of Non Cash Items:

Purchase of leases for note
   from seller			  $ 138,933

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

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2005:

      Name                  Age   Position/Office        Served Since
      ------------------    ---   ---------------------- -------------
      Murray N. Conradie    39    Chairman/President/CEO April 1999
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

Title of  Name and Address        	 Amount and Nature      Percent of
Class     of Beneficial Owner     	 of Beneficial Owner    Class
--------  --------------------------     ------------------ 	----------
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

   (3) Previously filed as an exhibit to South Texas Oil Company's Current Report to Form 8-K, filed April 7, 2005.

Exhibit 23.Consent of Experts and Counsel

   23.1 Consent of Larry O'Donnell, CPA, P.C., Certified Public Accounts.

Exhibit 31.Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

   31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss .1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  Date: April 17, 2007

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

                                  Date: April 17, 2007