Form 10KSB
period 2006-12-31
SOUTH TEXAS OIL CO
filed 2007-04-18
CIK 1288946

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-50732

                          SOUTH TEXAS OIL COMPANY
               --------------------------------------------
              (Name of small business issuer in its charter)

        Nevada                                               74-2949620
 ------------------------                                   --------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation  or  organization)                         Identification No.)

  2802 Flintrock Trace, Suite 252, Austin, TX                78738
  -------------------------------------------              ----------
  (Address of principal executive offices)                 (Zip Code)

                 (512)371-4152 (Telephone) (512)263-5046 (Fax)
                  -------------------------------------------
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $640,193 for the fiscal year ended December 31, 2006.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $87,823,693.

      As of April 10, 2007, the issuer had 13,513,841 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     6

Item 2.       Description of Properties..................................    16

Item 3.       Legal Proceedings..........................................    23

Item 4.       Submission of Matters to a Vote of Security Holders........    23

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    23

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    26

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    33

Item 8A.      Controls and Procedures....................................    33

Item 8B.      Other Information..........................................    34


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    34

Item 10.      Executive Compensation.....................................    37

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    39

Item 12.      Certain Relationships and Related Transactions.............    40

Item 13.      Exhibits and Reports on Form 8-K...........................    42

Item 14.      Principal Accountant Fees and Services.....................    44

Signatures    ...........................................................    45

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

   (a) Business Development

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

General Discussion of Operations

From inception in 1998, South Texas Oil Company had no operations until it acquired its interests in producing oil wells in 2000. On April 1, 2005, South Texas Oil purchased an additional 44 oil wells, increasing the total number of wells South Texas Oil Company had interest in to 135 and total gross acres under lease to 5,243.685 acres.

      South Texas Oil Company currently has five full time employees and contracts the services of consultants and contractors in the various areas of expertise as required.

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

       South Texas Oil Company's Chief Operating Officer, Mr. Edward Shaw is responsible for all day to day field operations. This includes oil lease repairs to electrics, maintaining the operation of the wells, providing production reports to South Texas Oil Company and communicating with the oil haulers to collect production when necessary.

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

      The following leases contain proved developed oil reserves: Ann Burns A, Jane Burns B, Jane Burns, G. Davidson, Foster, Talley, and E. Wright. The following leases have not been attributed with proved developed reserves: Ann Burns, Jane Burns C, Jane Burns D, Jane Burns E, Jane Burns F, Crowther, Hill, Rizik, Shell C, Smith et al, Tomblin, and Wright. Successful development and production of those reserves cannot be assured. Additional drilling or workovers will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. South Texas Oil Company's present oil wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil may not commence when expected, there may be unfavorable markets for oil produced in the future or that prior production rates cannot be maintained. If South Texas Oil Company is unable to develop or produce reserves for continued production at current rates, South Texas Oil Company would become unprofitable or cease business.

4. Drilling for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions,

(cont)
shortages of, or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. South Texas Oil Company's wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors could result in South Texas Oil Company becoming unprofitable or ceasing business.

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

      In addition, as South Texas Oil Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a

(cont)
special written determination that South Texas Oil Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. South Texas Oil Company also understands that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for South Texas Oil Company's shares.

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

      South Texas Oil Company first acquired its interests in producing oil wells in 2000. No additional wells have been acquired. Because of the limited operating history of South Texas Oil Company, stockholders and South Texas Oil Company face a risk that future acquisitions of oil wells or development may be unsuccessful. South Texas Oil Company would then remain unprofitable which would adversely affect our business, financial condition and future operations.

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

       EXPLORATION AND PRODUCTION. South Texas Oil Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells

(cont)
and the disposal of fluids used or obtained in connection with operations. South Texas Oil Company is also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations limit the amount of oil and gas that can be produce from wells and to limit the number of wells or the locations at which wells can be drill.

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

      AIR EMISSIONS. South Texas Oil Company's operations and activities are subject to local, state and federal regulations for the control of emissions of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional

(cont)
compliance requirements that could affect the operations. However, it is currently impossible to predict accurately the effect, if any, of the Clean Air Act Amendments on South Texas Oil Company's operations and activities. South Texas Oil Company may in the future become subject to civil or administrative enforcement actions for failure to comply strictly with air regulations or permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require South Texas Oil Company to forego construction or operation of certain air emission sources.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

    The corporate offices of South Texas Oil Company are located in Austin, Texas, at 2802 Flintrock Trace, Suite 252, Austin TX 78738, at a monthly cost of $275.00

Current Oil and Gas Properties.

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

    The production from the fields for 2006 was 2,293 gross bbls for the Kyote Field and 9,264 gross bbls for the Big Foot Field and 3,464 for the Somerset Field. South Texas Oil Company currently has an interest in 122 wells; 14 in the Kyote Field, 64 in the Big Foot Field and 44 in the Somerset Field. The number of gross wells South Texas Oil Company operates in each field are:

BIG FOOT FIELD, FRIO COUNTY

Ann Burns          1
Ann Burns A        7
Burns              1
Davidson          11
Foster             8
Jane Burns         1
Jane Burns 'B'     2
Jane Burns 'C'     2
Jane Burns 'D'     1
Jane Burns 'E'     2
Jane Burns 'F'     1
Jane Burns 'G'     1
Shell - C.         3
Smith, et. al.     0
Talley            23

Total wells in Big Foot field - Frio Co. = 64

KYOTE FIELD, ATASCOSA COUNTY

Crowther         3
Hill             1
Rizik            0
Tomblin          2
Wright           8

Total wells in Kyote field - Atascosa County = 14

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

Total wells Somerset = 44

Total of wells in Big Foot, Kyote and Somerset fields = 122

Oil Operations.

      South Texas Oil Company realized from the sale of its production for the fiscal year ended December 31, 2006, $55.25 per barrel of oil. Production was calculated as 9,264 barrels from the Big Foot Field, 2,293 barrels from the Kyote Field and 3,464 barrels from the Somerset Field for a total production of 15,021 barrels in 2006. As of the end of December 31, 2006, South Texas Oil Company is currently producing from fifty-five wells in the Big Foot, Kyote and Somerset Fields, from a potential ninety-two wells that could be put back into production through advanced stimulation techniques, on a total of approximately 5,244 acres as of December 31, 2006.

Productive Wells and Acreage

       South Texas Oil Company conducts its oil and gas exploration and production operations in southern Texas. At December 31, 2006, South Texas Oil Company had interests in 122 wells located in Texas.

      All of South Texas Oil Company's Producing Properties are leased for an indeterminate number of years, as long as production is maintained. Therefore, it is not possible to provide expiration dates of the Leases on which Producing Properties are located.

      The following table sets forth, at December 31, 2006, by state, South Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

           Productive Wells (1)  Developed Acreage   Undeveloped Acreage (2)
             Gross  Net          Gross       Net      Gross          Net

Texas         37   37            1,350      1,350     3,893.69   3,893.69
              --   --            -----     -----      --------   --------
Totals        37   37            1,350      1,350     3,893.69   3,893.69


       The  following  table sets forth, at December 31, 2005, by state,  South
Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

             Productive Wells (1)    Developed Acreage  Undeveloped Acreage (2)
             Gross       Net         Gross       Net      Gross          Net

Texas         37  37          1,350      1,350     3,893.69   3,893.69
              --  --          -----     -----    --------     --------
Totals        37  37          1,350      1,350     3,893.69   3,893.69


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

      The basic terms of the oil and gas leases held by South Texas Oil Company as of December 31, 2006 are shown in the following table.

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

                                      Year Ended December 31,
                               -------------------------------------
                               2006           2005              2004
                               ----           ----              ----
Production Data:
Production, Net - Oil (Bbls) 10,010           5,258             4,972
Gas (Mcf)                      0.00            0.00              0.00
Average sales price -
Oil (Bbls)                   $55.25          $53.03            $39.35
Gas (Mcf)                    $ 0.00          $ 0.00            $ 0.00

Average production
    costs per BOE
 (inclusive of taxes)        $54.92          $27.16            $31.09

Production Taxes             $ 3.26          $ 2.76            $ 4.73

Average production
   costs per BOE
(exclusive of taxes)         $51.66          $ 24.40           $26.36

      The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Gas Operations.

As part of our evaluation of the DJ basin in Northeast Colorado, we committed to a 75% working interest participation in the drilling of 3 wells. Drilling was undertaken on the Marilee State #11-16, 5,450 ft; the DOUD #43-5, 5,550 ft and the DOUD #11-4, 5,600 ft. The Marilee State #11-16 showed an 18 foot pay zone in the D and a 6 foot pay zone in the J. The DOUD #43-5 showed a 42 foot pay zone in the D and an 8 foot pay zone in the J. The DOUD #11-4 showed a 36 foot pay zone in the D and a 7 foot pay zone in the J. These wells are scheduled to be placed in production in 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

South Texas Oil Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB), under the symbol "STXX". The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

      Period                            High     Low

      Calendar Year 2005

      March 31, 2005                    1.01    0.20
      June 30, 2005                     1.16    0.25
      September 30, 2005                0.56    0.17
      December 31, 2005                 0.49    0.17

      Calendar Year 2006

      March 31, 2006                    0.51    0.17
      June 30, 2006                     2.74    0.25
      September 30, 2006                2.27    1.25
      December 31, 2006                 8.85    1.81


      These quotations were obtained from QuoteMedia and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

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

    Preferred Stock. As of December 31, 2006, there were no preferred shares issued or outstanding. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

Shares Eligible for Future Sale

      As of December 31, 2006, South Texas Oil Company has issued 13,444,743 shares of Common Stock. This amount includes 4,299,191 shares of common stock of South Texas Oil Company that were issued in settlement of debentures of $450,000 due to the Longview Equity Fund, LP, $1,700,000 to the Longview Fund LP, and $150,000 to the Longview International Equity Fund, LP.

      The total issued and outstanding common shares also includes the issuance of 1,959,113 shares of common stock for the exercise of warrants resulting in proceeds of $1,124,531. These warrant shares are related to the debentures issued above.

      Of the 13,444,743 shares of common stock issued, 4,638,000 shares are restricted shares.

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

      As of April 10, 2007, South Texas Oil Company had Thirteen million five hundred and thirteen thousand eight hundred and forty-one (13,513,841) shares of its $.001 par value common voting stock issued and outstanding which are held by two thousand four hundred and sixty nine (2,469) shareholders of record. There are no preferred shares issued and outstanding.

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

      The following table sets forth information as of December 31, 2006 regarding outstanding options granted under the plan to each of the directors and executive officers

     Option/SAR Grants in Prior Years (Individual Grants):

                      Number of      Percent of total
                      Securities         Options
                      Underlying        granted to                  Exercise or
                       Options        employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------
Murray N. Conradie      150,000 (1)       18.2           $0.46        4/1/09
                        200,000 (1)       24.2           $0.50        4/1/14

Jason F. Griffith       100,000 (1)       12.1           $0.46        4/1/09
                        100,000 (1)       12.1           $0.50        4/1/14

Edward Shaw             100,000 (2)       12.1           $0.46       12/1/10
                        100,000 (2)       12.1           $0.50       12/1/15

Conrad Humbke            75,000 (1)       9.09           $0.46       11/2/09

   (1) - issued in 2004
   (2) - issued in 2005

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 2006, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On December 20, 2006, 2,419,355 shares of restricted common stock valued at $3.10 per share were issued to Doud Oil & Gas Company LLC, as pre-payment on the contemplated purchase of 20,000 acres in Colorado. The closing of this transaction is contingent on the outcome of the evaluation by two independent engineers and a fairness opinion being issued.

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

Issuer Repurchases

      We did not make any repurchases of our equity securities during the quarter ending December 31, 2006.

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

 (b) In-field Drilling

 An independently commissioned engineering report has identified several potential low risk offset in-field drilling opportunities on our leased acreage. South Texas Oil Company has not yet made a determination when it will drill in these fields.

       The costs for the drilling of an in-field well are estimated to be $250,000 - $300,000 per new well based on the depth of the well.

 (c) Cash Requirements

      South Texas Oil Company intends to meet its financial needs for the next 12 months from funds derived from revenue and utilizing the recent funding and credit line received.

 (d) Purchase of Additional Leases.

      South Texas Oil Company does not anticipate acquiring additional oil or gas properties over the next 12 months other than those discussed below and in the section titled Subsequent Events. However, South Texas Oil Company will continue to evaluate any properties as the opportunities arise and the potential of the property to produce oil and gas.

      South  Texas Oil Company intends to purchase up to a 75% working interest
(WI) and 60% royalty interest (RI) in 20,000 acres in the DJ basin in Northeast Colorado being offered at a cost of approximately $15 million for a 75% WI. The purchase will be undertaken by issuing approximately 4,8 million shares of South Texas Oil Company restricted common stock. The closing of this transaction is contingent on the outcome of the evaluation by two independent engineers and a fairness opinion being issued.

 (e) Expected Significant Changes in the Number of Employees

      South Texas Oil Company does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, South Texas Oil Company currently coordinates all operations, oil field maintenance and supervision activities using full time employees, consultants and contract labor.

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2006, South Texas Oil Company has generated $640,193 in revenues and generated a loss of $733,435 for the same period. This compares to $292,245 in revenues and a loss of $1,020,568 for the calendar year ended December 31, 2005. For the calendar year ended December 31, 2006, South Texas Oil Company's working capital position decreased by $352,698 from $1,606,987 as of December 31, 2005 to a positive $1,254,289 as of December 31, 2006.

      Analysis of the calendar year ended December 31, 2006 compared to the calendar year ended December 31, 2005.

      Net loss was $733,435 for the calendar year ended December 31, 2006 compared to a loss of $1,020,568 for the calendar year ended December 31, 2005, a decrease of $287,133.

      Total expenses increased to $1,373,628 for the calendar year ended December 31, 2006 from $1,312,813 for the calendar year ended December 31, 2005, an increase of $60,815. The increase in workover expenses during the period.

      Depreciation, depletion, and amortization expense for the calendar year ended December 31, 2006 was $400,968 compared to $206,073 for the calendar year ended December 31, 2005, an increase of $194,895. The increase resulted from an increase in production during 2006.

      Interest expense for the calendar year ended December 31, 2006 was $159,302 compared to $550,249 for the calendar year ended December 31, 2005 a decrease of $390,947, the decrease is due to the costs associated with the 2005 funding and interest expense on the debt in 2005 and the conversion of debt into equity in 2006.

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

      On December 31, 2006 South Texas Oil Company had assets of $4,485,891 compared to $4,107,838 on December 31, 2005, an increase of $378,053. South Texas Oil Company had a total stockholders' equity of $3,941,598 on December 31, 2006 compared to $986,143 on December 31, 2005, an increase in equity of $2,955,455.

      All assets are booked at historical cost.

      On December 31, 2006 South Texas Oil Company had Office Equipment and Vehicles of $54,186 compared to $4,279 on December 31, 2005, or an increase of $49,907 which is a result of the purchase of new equipment and vehicles.

      On December 31, 2006 South Texas Oil Company had proved and unproved reserves (net of depletion) of $3,110,523 compared to $2,197,813 on December 31, 2005, or an increase of $912,710 which is a result of drilling costs incurred during 2006, as well as additional improvements on current properties.

      For the calendar year ended December 31, 2006, South Texas Oil Company has decreased its working capital position by $352,698 from a positive $1,606,987 as of December 31, 2005 to a positive $1,254,289 as of December 31, 2006.

Capital Resources

       The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant's capital resources are not anticipated to change materially in 2007.

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

Recent Accounting Pronouncements


    In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the

(cont)
period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. South Texas Oil Company does not believe that the adoption of SFAS 154 will have a significant impact on the consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on its consolidated financial
position, results of operations or cash   flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB

(cont)
Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Subsequent Events

       On January 31, 2007, South Texas Oil Company received a 3 year, $15 million revolving credit facility. The credit facility will be used to further the company's business strategy. The credit facility of prime plus 4% will be used for acquisitions, additional well workovers and expanded drilling programs. The lender will receive 1,000,000 warrants to purchase common stock exercisable at $10.00 per share of South Texas Oil Company common stock as part of the funding commitment.

       On February 8, 2007 the Registrant's independent auditor, Larry O'Donnell, CPA, P.C. was dismissed. The Registrant engaged Causey Demgen & Moore, Inc. as its independent auditors to provide the requisite audit services for the Company.

       On March 2, 2007, South Texas Oil named Marlene Hutcheson as Chief Financial Officer and entered into a one (1) year Employment Agreement. Marlene Hutcheson is a licensed CPA in the State of Nevada. Ms. Hutcheson completed her undergraduate studies at Arizona State University in December 1994 and earned her Master of Business Administration from University of Phoenix in June 2002.

       On March 7, 2007, South Texas Oil Company agreed to acquire all the oil and gas interests and certain related assets of Leexus Properties Corp. South Texas Oil Company intends to issue 2,000,000 shares of restricted common stock, provide $3 million in cash and a note for $4 million as consideration for the purchase.

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

ITEM 7.  FINANCIAL STATEMENTS.


                           SOUTH TEXAS OIL COMPANY

                            FINANCIAL STATEMENTS
                            --------------------
                              December 31, 2006
                              December 31, 2005

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2006                             F-3

     Independent Auditors Report - 2005                             F-4


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

     Oil and Gas Producing Activities                               F-20

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
South Texas Oil Company


We have audited the accompanying balance sheet of South Texas Oil Company, as of December 31, 2006, and the related statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Texas Oil Company, as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


					CAUSEY DEMGEN & MOORE INC.
Denver, Colorado
April 17, 2007

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545
2228 South Fraser Street, Unit 1
Aurora, Colorado    80014


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
South Texas Oil Company formerly Nutek Oil, Inc.
Midland, Texas


I have audited the accompanying balance sheet of South Texas Oil Company formerly Nutek Oil, Inc., a Nevada corporation, as of December 31, 2005, and the related statements of loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Texas Oil Company formerly Nutek Oil, Inc., as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


LARRY O'DONNELL, CPA, P.C.
March 15, 2006 except for Note 2 and Note 13, which is April 13, 2007


			SOUTH TEXAS OIL COMPANY
			    BALANCE SHEETS
			DECEMBER 31, 2006 AND 2005



						     2006	    2005
						------------	------------
Current Assets:
Cash and cash equivalents	 		$  1,273,150 	$  1,874,862
Accounts receivable	 			      40,230 	      26,671
Prepaid expenses	 			       8,249 	       3,150
						------------	------------
Total current assets	 			   1,321,629 	   1,904,683

Office equipment,
  net of depreciation			 	      31,433 	       4,279
Vehicles, net of depreciation	 		      22,753 		   -
Proved reserves, net of depletion		   2,892,358 	   2,459,133
Unproved reserves, net of depletion		   1,238,950 	     389,369
Accumulated depreciation,
   depletion and amortization			  (1,022,732)       (650,976)

Deposits	 				       1,500 	       1,350
						------------	------------
Total Assets	 				$  4,485,891 	$  4,107,838
						============	============
Current Liabilities:
Accounts payable				$     17,252 	$     13,026
Accrued interest	 				   - 	      96,268
Asset retirement obligation		 	      28,283 	      26,484
Accrued payroll liabilities	 			   - 	      56,052
Other short term loans				 	   - 	      70,000
Related party current portion
  of long-term debt	 			      21,805 	      35,866
						------------    ------------
Total current liabilities		 	      67,340 	     297,696

Long term loans	 					   - 	   2,300,000
Asset retirement obligation,
  long term					     430,777 	     452,267
Related party L.T. debt,
  net of current portion	 		      46,176 	      71,732
						------------	------------
Total Liabilities				     544,293 	   3,121,695
						------------	------------
Stockholders' Equity:
Preferred stock, $0.001 par value
    5,000,000 shares authorized,
    none issued	 					   - 		   -
Common stock, $0.001 par value,
  50,000,000 shares authorized;
  13,444,743 shares issued
  and outstanding at December 31,
  2006 and 4,893,677 at December 31, 2005	     13,445 	       4,894
Additional paid-in capital	 		 13,580,620  	   2,400,281
Subscribed Stock				 (7,500,000)		   -
Accumulated deficit				 (2,152,467)	  (1,419,032)
						------------	------------
Total stockholders' equity	 		  3,941,598 	     986,143
						------------	------------
Total Liabilities and Stockholders' Equity      $  4,485,891 	$  4,107,838
						============	============



The accompanying notes to financial statements are an integral part of these financial statements.



		       SOUTH TEXAS OIL COMPANY
 		      STATEMENTS OF OPERATIONS
	   FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


					   2006		    2005
				       ----------	-----------
Revenue
Oil and gas sales	 	       $  553,058 	$   278,817
Interest income	 			   74,913 	     13,428
Forgiveness of debt	 		   12,222 		  -
				       ----------       -----------
     Total Revenues	 		  640,193 	    292,245

Expenses

General and administrative	 	  444,262 	    379,134
Production costs	 		  123,222  	    117,813
Workovers	 			  213,268 	     43,206
Depreciation, depletion,
  and amortization			  400,968 	    206,073
Interest expense	 		  159,302 	    550,249
Production taxes	 		   32,606 	     16,338
				       ----------	-----------
     Total expenses	 		1,373,628 	  1,312,813
				       ----------	-----------
Income before provision for
  income taxes	 			 (733,435)	 (1,020,568)
Provision for income taxes	 		-   		  -
				       ----------	-----------
Net Loss			       $ (733,435)	$(1,020,568)
				       ==========	===========
Weighted average number
of common shares outstanding		8,461,420 	  4,640,474
				       ==========	===========
Basic and Diluted Net Loss Per Share   $    (0.09)	$     (0.22)
				       ==========	===========

The accompanying notes to financial statements are an integral part of these financial statements.


				   SOUTH TEXAS OIL COMPANY
			 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
			FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

				Common		Common		Additional
				Stock		Stock		Paid-in		Subscribed     Accumulated   Total
				Shares		Amount		Capital		Stock	       Deficit	     Equity
				---------	--------	-----------	----------     ------------  -----------
Balance at
December 31, 2004		3,061,474       $  3,061 	$   730,272 	$ (117,250)    $   (398,466) $   217,618
				=========	========	===========	==========     ============  ===========
Issued for services		   36,970 	      37 	      8,963 			  	           9,000

Issued for services		   12,210 	      12 	      2,988 		       	  	           3,000

Final adjustment on
Nutek dividend issuance	    	    6,740 	       7 	       (491)			   		    (484)

Payment received for
subscribed stock		 	-   	       -   		  -   	    61,984 	          -       61,984

Issued for settlement
of debt		 	  	  957,349 	     957          1,002,874 		 -   	          -    1,003,831

Purchase of new leases		  512,377 	     512 	    153,201 		 -   	          -      153,713


Purchase of option for
additional drilling
benefits		 	   20,000 	      20 	      4,980 		 -   	          -   	   5,000

Issued for services	    	    4,219 	       5 	      1,050 		 -   	      	  -   	   1,055

Sale of common stock		  177,778 	     178 	     39,822 		 -   	     	  -   	  40,000

Issued for services-
Dave Cummings		    	    4,560 	       5 	      1,995 		 -   	      	  -   	   2,000

Debt discount from
convertible, fully
expensed					  		    113,241 				         113,241

Beneficial conversion
feature from warrants,
fully expensed			   				    142,032 				         142,032

Issued for services		  100,000 	     100 	     16,900 		 -   	          -   	  17,000

Debt discount from
convertible, fully
expensed					    		     80,154 					  80,154

Beneficial conversion
feature from warrants,
fully expensed			 				    102,300 			                 102,300

Payment of subscribed stock							$   55,266 			  55,266

Net Profit (Loss) for the
Year Ended December 31, 2005			       -   	          -   		 -       (1,020,568)  (1,020,568)
				---------	--------	-----------	----------     ------------   ----------
Balance at
December 31, 2005		4,893,677 	$  4,894 	$ 2,400,281 	$       (0)    $ (1,419,032)  $  986,142
				=========	========	===========	==========     ============   ==========
Conversion of
convertible debt	        4,299,191  	  4,299 	$ 2,531,279 				       2,535,578

Cash on receipt of
warrants (7/18/06 & 7/25/06)	1,959,113 	  1,959 	$ 1,122,572 				       1,124,531

Reversal of shares not issued	  (16,770)	    (17)	$    (3,038)					  (3,055)

Savings on settlement of
debt via Datascension		 (115,868)	   (116)	$       116 					       -

Deposit on Colorado Leases,
37.5% WI		 	2,419,355 	  2,419 	$ 7,497,581 	$(7,500,000)			       -

Issues for services		    6,045 	      7 	$    31,830 					  31,837

Net Profit (Loss) for Year
Ended December 31, 2006		        -   	      -   		  -   		 -   	   (733,435)    (733,435)
				---------	--------	-----------	----------     ------------   -----------
Balance at December 31, 2006   13,444,743 	$13,445 	$13,580,620 	$(7,500,000)    $(2,152,467)  $ 3,941,598
			       ==========	========	===========	==========     ============   ===========



The accompanying notes to financial statements are an integral part of these financial statements.



				    SOUTH TEXAS OIL COMPANY
				    STATEMENTS OF CASH FLOWS
			 FOR THE YEARS ENDED, DECEMBER 31, 2006 AND 2005





								     2006		      2005
								 -----------		 -----------
Cash Flows from Operating Activities:
Net loss							 $  (733,435)		 $(1,020,568)

Stock issued (cancelled) for services and purchases		      28,782 		      37,055
Non cash financing costs related to funding		 		   - 		     437,727
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation, depletion and amortization		 	     400,968 		     206,073
(Increase) decrease in accounts receivable		 	     (13,560)		     (10,689)
(Increase) decrease in deposits					        (150)		 	   -
Increase in prepaid expenses		 			      (5,098)		      (4,500)
Increase in related party accrued interest			      (9,000)		     (11,500)
Increase in accrued interest					     148,310 		      96,268
(decrease) in asset retirement obligation			     (48,904)		 	   -
Increase (decrease) in related party payable		 		   - 		    (295,706)
Increase (decrease) in payroll liabilities			     (56,052)		      53,757
Increase (decrease) in accounts payable		 		       4,226 		     (39,138)
								 -----------		 -----------
Net cash used by operating activities				    (283,913)		    (551,221)
								 -----------		 -----------
Cash Flows from Investing Activities:
Purchase of property and equipment		 		  (1,332,713)		     (97,393)
								 -----------		 -----------
Cash Flows from Financing Activities:
Increase (decrease) in loans payable				     (70,000)		   2,263,563
Increase in related party notes payable		 		     (39,617)		      50,036
Increase in subscribed stock		 				   - 		     117,250
Increase in line of credit					 	   - 		      (1,834)
Issuance of stock						 	   - 		        (484)
Sale of common stock		 				   1,124,531 		      40,000
								 -----------		 -----------
Net cash provided by financing activities		 	   1,014,914 		   2,468,531
								 -----------		 -----------
Net Increase (decrease) in Cash 				    (601,712)		   1,819,918

Balance, Beginning						   1,874,862 		      54,944
								 -----------		 -----------
Balance, Ending							 $ 1,273,150 		 $ 1,874,862
								 ===========		 ===========
Interest Paid							 $    10,500 		 $    81,222
								 ===========		 ===========
Taxes Paid		 					 $	   - 		 $	   -
								 ===========		 ===========
Summary of Non Cash Items:

During 2005, the company purchased leases which the seller financed $ 138,933.

During 2006, convertible debt of $2,535,578 was converted into common stock.


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

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income.

FIXED ASSETS
The Company follows the "successful efforts" method of accounting for its costs of acquisition, exploration and development of oil properties. Costs to acquire mineral interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Details of the Asset Retirement Account are as follows:


Balance, 12/31/04     480,492
        Accretion      27,354
         Payments     (29,095)
		     ---------
Balance, 12/31/05     478,751
        Accretion      29,213
         Payments     (48,904)
		     ---------
Balance, 12/31/06     459,060
		     =========

(cont)
Based on the historical amounts expended during the prior years, the company has assessed $28,283 and $26,484 as the current portion, with the balance at December 31, 2006 and 2005 as long term.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:

           Office equipment           5 years
           Vehicles                   5 years

All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

OIL AND GAS PRODUCING ACTIVITIES

Suspended well cost - Effective for reporting periods beginning after the issuance date of 4 April 2005, the FASB Staff Position No. FAS 19-1 "Accounting for Suspended Well Costs" provides guidance in the accounting for exploratory well costs. Paragraph 19 of FASB Financial Accounting Standards Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS 19) requires the cost of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves. FSP FAS 19-1 amended SFAS 19 to allow suspended well costs to remain capitalized beyond one year from drilling if certain specific criteria are met and additional disclosures provided. The company has not recognized any changes to the amounts previously capitalized.

Exploratory costs, excluding the cost of exploratory wells and acquired exploration rights, are charged to expense as incurred. Drilling costs for exploratory wells are capitalized pending the determination of the existence of proved reserves. If reserves are not found, the drilling costs are charged to operating expense. Oil and gas lease acquisition costs are capitalized when incurred.

Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

Development Costs - Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

EARNINGS PER SHARE
Basic earnings per share are computed using the weighted average number of shares of common stock outstanding for the period end. The net income (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

REVENUE RECOGNITION
Revenues from the sale of oil are recorded using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related values at December 31, 2006 and 2005 were insignificant.

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

During the year ended December 31, 2006 and 2005 Shell Trading (US) Company accounted for 88% and 82%, respectively, of the Company's oil revenues. Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

INCOME TAXES
The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109, as discussed in
Note 7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

STOCK-BASED COMPENSATION

The Company applies SFAS 123R in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

For 2005, the Company applied Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock

(cont)
on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005:
                                                  2005
      Net loss, as reported                  $ (1,020,568)
      Add:  Stock-based employee
           compensation expense
          included in reported loss,
          net of related tax effects                  --
      Deduct:  Total stock-based employee
          Compensation expense determined
          under fair value based methods
          for all awards, net of related
          tax effects                             (21,221)
                                             ------------

        Pro forma net loss                   $ (1,041,789)

        Net loss per common share:
            Basic and fully diluted loss
             per share, as reported          $      (0.22)
            Basic and fully diluted loss
                  per share, pro forma       $      (0.22)

For the options granted in 2005, the company used the exercise price of $0.46, the fair market value of $0.49 per share at the end of the year, a 3.25 year term, and 23% volatility to determine the value of the options.

NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                                            2006        2005


Proved Reserves, net of accumulated depletion            2,024,548  1,914,834
Unproved Reserves, net of accumulated depletion          1,085,975    282,692
                                                         ---------  ---------
                                        Total            3,110,523  2,197,526


NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The current interest rate at December 31, 2006 is 7.25%. The line must be renewed each year. As of December 31, 2006, the balance on this line was $0.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of December 31, 2006 of $44,402. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.


The Company has an outstanding note payable to Jason Griffith, the Company's former CFO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of December 31, 2006 of $21,014. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

      South Texas Oil Company leases approx 4 acres in Bigfoot, Texas and uses these premises for a field office and storage for all the vehicles, oil field equipment and supplies. This property is owned by Mr. Conradie. The monthly rental amount is $750.

      South Texas Oil Company utilizes a tractor and road maintainer for clearing and maintaining leases, lease roads, oil well locations and preparing sites for workovers. This equipment is owned by Mr. Conradie. South Texas Oil Company pays a monthly rental amount of $1,286 for usage of this equipment.

      A material relationship exists between JGM Oil Investments, LLC from which the Somerset leases were purchased on April 1, 2005 for $307,426 and South Texas Oil Company in so far as Mr. Conradie the President/CEO and a Director of South Texas Oil Company has an ownership interest in JGM Oil Investments, LLC.

      A material relationship exists between Horizon Ridge Oil Company, the operator of record with the Texas Rail Road Commission for the Somerset leases which were purchased on April 1, 2005 and South Texas Oil Company in so far as Mr. Conradie the President/CEO and a Director of South Texas Oil Company has an ownership interest in Horizon Ridge Oil Company. A nominal amount is paid to Horizon Ridge Oil Company each month to cover the Rail Road Commission Surety bond for these leases as well as the reporting requirements with the Rail Road Commission. The amount to date has averaged less than $1,100 per month.

NOTE 6 - CONVERTIBLE DEBTS AND WARRANTS

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

The funding consisted of convertible securities which shall convert into forty-five percent (45%) equity of the fully diluted shares of South Texas Oil Company if both traunches are received.

In conjunction   with   the  convertible notes, warrants   were  issued to  the
note holders that convert  into   1,959,228  common  shares  with  an  exercise
price of $.574 per share.

South Texas Oil is using the net proceeds of the first traunch to perform workovers on existing wells, drill two new wells, capital expenditures and working capital. The second traunch will be used to drill an additional 4-5 wells.

For the year ended December 31, 2005, the Company recorded the loan of $2,300,000 as well as the interest accrual of $78,405.

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

During 2006, the company issued 4,299,191 shares of common stock of South Texas Oil Company in settlement of debentures of $450,000 due to the Longview Equity Fund, LP, $1,700,000 to the Longview Fund LP, and $150,000 to the Longview International Equity Fund, LP.

Concurrent with the funding, the Company had issued warrants to the debt holders. During 2006, the debt holders exercised those warrants and the Company issued 1,959,113 shares of common stock for the exercise of warrants resulting in proceeds of $1,124,531.


NOTE 7 - STOCKHOLDERS' EQUITY

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

During  the  year  ended December 31, 2006, the Company issued 1,959,113 shares
upon  the exercise of  warrants  by  warrant  holders.   The  company  received
$1,124,531 in cash for these shares.

The company issued 4,299,191 shares in exchange for the settlement of $2,535,578 of debt and accrued interest related to convertible debt that had been issued. The shares represented 45% of the fully diluted shares of the Company outstanding.

The company's total issued and outstanding shares was reduced by 316,500 shares related to shares canceled that were to be issued to a former employee and related to the settlement of debt from the first quarter of 2005.

The company issued 6,045 shares to consultants for services valued at $31,837 during the year.

On November 2, 2006, the company signed a Letter of Intent for the purchase of up to 75% working interest (WI) and 60% Royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired. Concurrent with signing this letter of intent, the Company issued 2,419,335 shares of restricted common stock for consideration of $7,500,000 based upon a five day closing average of the South Texas Oil Company shares as agreed upon when the original Letter of Intent was signed.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

							2006	       2005
                                                  ---------------   -----------

Deferred tax assets:
  Net operating loss carryforwards                $       621,144      524,127
                                                  ---------------   -----------
                                                          621,144      524,127
Deferred tax liabilities:
  Depreciation and amortization                          (204,347)    (428,561)
                                                  ---------------   -----------
                                                         (204,347)    (428,561)
                                                  ---------------   -----------
  Net deferred tax asset                                  416,797       95,566
  Less valuation allowance                               (416,797)     (95,566)
                                                  ---------------   -----------

                                                  $            --    $      --
                                                  ===============   ===========


At  December 31, 2006, the Company  had  federal  net  operating  loss  ("NOL")
carryforwards  of  approximately  $1,697,493.   Federal  NOLs could, if unused,
begin to expire in 2021 through 2023.

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $416,797 and $95,566, respectively.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2006 and 2005 is as follows:

                                             2006          2005
                                          ----------    ---------
Federal income tax rate                       (34.0%)      (34.0%)
State tax, net of federal benefit                --            --
Loss for which no federal benefit was
  received                                     34.0%        34.0%
                                          ----------    ---------
Effective income tax rate                       0.0%         0.0%
                                          ==========    =========



NOTE 9 - WARRANTS AND OPTIONS

Prior to January 1, 2006, the  company  would  expense  the  intrinsic value of
stock  options  issued.   In  prior  years, the company has never issued  stock
options which with a strike price less than the then current market value.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.
25. SFAS No. 123(R) is effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has adopted SFAS 123 (R) as of January 1, 2006. There was no significant impact on our financial statements due to the adoption of SFAS 123(R).

There were no options granted to officers or directors in 2005 or 2006.

The options and warrants issued in 2004 expire in April 2014 and are exercisable at prices from $0.46 to $0.50 per option or warrant. See Note 2 for pro-forma information and calculations.

The following is a schedule of the activity relating to the Company's stock options and warrants.


                          	Year Ended                Year Ended
                            December 31, 2006        December 31, 2005
                            -----------------        -----------------
                               Weighted Avg.            Weighted Avg.
                             Shares    Exercise      Shares    Exercise
                            (x 1,000)    Price       (x1,000)    Price
                            ---------  --------       --------  --------
Options and warrants
  outstanding at
  beginning of year               825  $   0.48            650   $   0.48

Granted:
  Options                           -  $      -            175   $   0.46
  Warrants                          -  $      -              -   $      -
Exercised                           -  $      -              -   $      -
Expired:
Warrants                           (-) $      -              -   $      -
                            ---------  --------       --------   --------
Options and warrants
  outstanding and
  exercisable at end
  of period                    	  825  $   0.48            825   $   0.48
                                       ========                  ========

Weighted average fair
  value of options and
  warrants granted during
  the year                             $     --                  $21,221

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2006, all of which are exercisable.

                 Weighted Average
  Range of           Number      	Remaining       Weighted Average
Exercise Prices    Outstanding      Contractual Life     Exercise Price
---------------	 ----------------   ----------------	----------------
$ 0.46 - 0.50        107,550            4.2 years           $ 0.477


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

NOTE 11 - SUBSEQUENT EVENTS

On January 31, 2007, South Texas Oil Company received a 3 year, $15 million revolving credit facility. The credit facility will be used to further the company's business strategy.

The credit facility of prime plus 4% will be used for acquisitions, additional well workovers and expanded drilling programs.

The lender will receive 1,000,000 warrants at $10.00 per share of South Texas Oil Company common stock as part of the funding commitment.

South Texas Oil Company intends to purchase up to a 75% working interest (WI) and 60% royalty interest (RI) in 20,000 acres in the DJ basin in Northeast Colorado being offered at a cost of approximately $15 million for a 75% WI. The purchase will be undertaken by issuing approximately 4,8 million shares of South Texas Oil Company restricted common stock. The closing of this transaction is contingent on the outcome of the evaluation by two independent engineers and a fairness opinion being issued.

On March 7, 2007, South Texas Oil Company agreed to acquire all the oil and gas interests and certain related assets of Leexus Properties Corp. South Texas Oil Company intends to issue 2,000,000 shares of restricted common stock, provide $3 million in cash and a note for $4 million as consideration for the purchase.

On March 26, 2007, South Texas Oil Company agreed to purchase a drilling rig from TeXana Drilling, LLC for an amount of $1,065,418.


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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves expected to be recovered through existing wells with current equipment and operating methods. The reserve data is based on studies prepared by the Company's independent consulting petroleum engineers. Reserve estimates require substantial judgment on the part of petroleum engineers resulting in imprecise determinations, particularly with respect to new discoveries. Accordingly, it is expected that the estimates of reserves will change as future productions and development information become available. At December 31, 2005, the Company's proved oil and gas reserves are located in Texas. The following analysis relates only to the wells in the Big Foot and Kyote fields and does not address the reserves in the Somerset wells which were acquired during 2005.

                            SOUTH TEXAS OIL COMPANY
                      SUPPLEMENTARY INFORMATION REGARDING
                       OIL AND GAS PRODUCING ACTIVITIES
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                   UNAUDITED

      The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in only one reportable geographic area, all of which are oil properties.

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                          2006      2005
                                          ----      ----

  Proved oil and gas properties       $2,892,358 $2,459,133
  Unproved oil and gas properties      1,238,950    389,369
  Support equipment, proved properties        --         --
                                       ---------  ---------
                                       4,131,308  2,848,502
  Accumulated depreciation and
   depletion                          (1,020,785)  (650,976)
                                       ---------  ---------
  Net capitalized costs               $3,110,523 $2,197,526
                                       =========  =========

2. COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
PERIODS

                                     2006        2005
                                     ----        ----

  Acquisition of proven properties   $433,225   $307,426

  Exploration costs                  $849,581   $   0

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS
                                      2006         2005
                                  ----------   ----------

  Oil Sales - 100%                $  829,928   $  467,247
  Oil Sales - Royalty Share         (276,870)    (188,430)
                                  ----------   ----------
  Oil and gas sales                  553,058      278,817
  Lease operating income                   -            -
  Production taxes                   (32,606)     (16,338)
  Production costs                  (336,490)    (161,019)
  Exploration expenses                     -            -
  Depreciation and depletion        (400,968)    (206,073)
  Income tax expense                       -            -
                                  ----------   ----------
  Results of operations for oil
   and gas producing activities
   (excluding corporate overhead
   and financing costs)           $ (217,006)  $ (104,613)
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


Proved Developed and Undeveloped Reserves:

                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place(02/22/00)      698,290            -
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002           671,183            -
     Revisions of Previous Estimates        (435,092)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003           228,505            -
                                             -------          -----
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004           221,196            -
                                             -------          -----
     Revisions of Previous Estimates        (167,508)           -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005            48,430            -
                                             -------          -----
     Revisions of Previous Estimates          21,774            -
     Purchase of minerals in place                 -            -
     Production, 2006                        (11,557)           -
                                             -------          -----
     Reserves at December 31, 2006            58,647            -
                                             =======          =====

Proved Developed Reserves:
                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place (02/22/00)      95,640          -
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002            68,533            -
     Revisions of Previous Estimates         (28,192)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003            32,755            -
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004            25,445            -
                                             -------          -----
     Revisions of Previous Estimates          28,243            -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005            48,430            -
                                             -------          -----
     Revisions of Previous Estimates          21,774            -
     Purchase of minerals in place                 -            -
     Production, 2006                        (11,557)           -
                                             -------          -----
     Reserves at December 31, 2006            58,647            -
                                             =======          =====


      Based on a revised Evaluation of Proved Reserves on November 23, 2004 and January 31, 2005, as well as an Evaluation of Proved Reserves by an independent petroleum engineering firm as of December 31, 2005 and 2006 the proved reserves have been revised to account for changes in economic factors and the historical net oil production generated. The engineer's report analyzed the historical production and investments made by the company during the period since the last report and then along with evaluating the current economic factors the report was revised accordingly. In 2002, the Company's production declined significantly, as the Company was in a transition period between pumper's. As a result of this decline the reserve estimates have been adjusted downward to reflect how this decline would affect the reserves if production continued at the reduced levels. While our year end 2005 assumptions used a higher price of oil, the reserves had revised lower due to lower production in prior years.

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

       The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:


                                      2006             2005
Future cash inflows               $ 3,097,500     $  2,581,000
Future production costs            (1,662,500)      (1,279,100)
Future development costs             (  1,200)      (     --  )
Future income tax provision         ( 216,000)        (179,100)
                                  -----------     -------------
Future net cash flows               1,217,800        1,122,800
  Effect of 10% discount factor      (357,600)        (331,800)
                                  -----------     -------------
Standardized measure of discounted
  future net cash flows           $   860,200     $    791,000
                                  ===========     ============

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows for 2006 were $39.48 per barrel.

        The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from December 31, 2005 to December 31, 2006:

                                                    2006        2005

Standardized measure, beginning of period        $ 791,000   $(184,510)
Purchase of reserves in place                            0           0
Sales of oil produced, net of production costs    (  3,300)   (117,797)
Net changes in prices and production costs        (383,400)   (190,022)
Net change in estimated future development costs   ( 1,200)  3,146,000
Net change in income taxes                               0           0
Revisions of previous quantity estimates           457,100  (1,862,671)
Accretion of discount                                    0           0
Other                                                    0           0
                                                 ---------   ---------
Standardized measure, end of period              $ 860,200   $ 791,000
                                                 =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On  February  8,  2007  the  Registrant's   independent   auditor,  Larry
O'Donnell, CPA, P.C. ("Larry O'Donnell, CPA") was dismissed.

      The reports of Larry O'Donnell, CPA as of and for the years ended December 31, 2005 and 2004, did not contain any adverse opinion or disclaimer of opinion.

      The Board of Directors has approved the dismissal of Larry O'Donnell, CPA.

      During the fiscal years ending December 31, 2005 and 2004, and during the subsequent interim periods through the date of the dismissal, there were no disagreements with Larry O'Donnell, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

      Larry O'Donnell, CPA has not advised the Company of any events described in Item 304(a)(1)(iv)(B) 1 through 3 of Regulation S-B that occurred during the fiscal year ended December 31, 2005 and the periods preceding such change.

New Independent Accountants

      The Registrant engaged Causey Demgen & Moore, Inc. as its independent auditors to provide the requisite audit services for the Company. This firm commenced its engagement effective February 8, 2007 as requested and approved by the Company's Board of Directors. The Registrant did not consult with Causey Demgen & Moore, Inc. on any matter at any time prior to the engagement.

      (See South Texas Oil Company's report on Form 8-K dated February 28, 2007 item 5.02)

ITEM 8A.  CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company's disclosure controls and procedures relating to the reporting and disclosure of the value of the asset retirement obligation and the calculation of the depletion. This deficiency was communicated to the Company's independent registered public accountants. There were also some deficiencies in the December 2006 financial statements that were submitted to the Company's auditors and these were also corrected. After notice from the auditors, the Company also performed additional procedures in completing these financial statements for the year ended December 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

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

ITEM 8B.  OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2006:

      Name                  Age   Position/Office        Served Since

      Murray N. Conradie    39    Chairman/President/CEO April 1999
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

Marlene Hutcheson - CFO

      On March 2, 2007, South Texas Oil named Marlene Hutcheson as Chief Financial Officer. Marlene Hutcheson is a licensed CPA in the State of Nevada. Ms. Hutcheson completed her undergraduate studies at Arizona State University in December 1994 and earned her Master of Business Administration from University of Phoenix in June 2002.

      Ms. Hutcheson's professional experience includes work in public accounting as well in private industry. Ms. Hutcheson worked for two different public accounting firms in Las Vegas, Nevada from February 2000 through May 2004. She then served as assistant controller for one of the nation's largest custom electronic display manufacturers from May 2004 through February 2006. Ms. Hutcheson returned to public accounting in February 2006 and currently serves as an audit manager of a CPA firm in Henderson, Nevada.

      Ms. Hutcheson has never been a party any transaction or series of transactions with the registrant involving an amount in excess of $60,000 and no such transaction is, or series of transactions are, currently proposed.

      (See South Texas Oil Company's report on Form 8-K dated February 28, 2007 item 5.02 and Exhibit 10.16 Executive Compensation Agreement - Marlene Hutcheson)

Edward Shaw - COO/Director

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

      -    been subject to any order,  judgment,  or  decree,  not subsequently
           reversed,   suspended   or   vacated,  of  any  court  of  competent
           jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(cont)
      - been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth the aggregate cash compensation paid by South Texas Oil Company for services rendered during the periods indicated to its directors and executive officers:

                       SUMMARY COMPENSATION TABLE

Name & Position      Fiscal Year     Salary       Bonus     Other Compensation
---------------      -----------     ------       -----     -----------------
Murray N. Conradie     2004         24,000         -0-            -0-
Chairman/CEO           2005        150,000         -0-            -0-
                       2006        165,000         -0-            5,000 (2)

Edward Shaw            2004           -0-          -0-            -0-
COO                    2005          4,000         -0-         100,000
shares(1)
                       2006         72,000         -0-            8,300 (3)

      (1) Mr. Shaw received 100,000 shares of restricted common stock of South Texas Oil Company as an incentive payment as part of his Employment Agreement.

(cont)
      (1) Mr. Conradie received a $500 per month vehicle allowance.

      (2) Mr. Shaw received a $445 per month vehicle allowance and a $245 per month allowance for expenses as part of his Employment Agreement.

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

      As of April 1, 2005, Mr. Conradie devotes 100% of his time to the management and control of South Texas Oil Company and per Section 3(j) of his Employment Agreement with Datascension Inc., the former parent company of South Texas Oil Company and per Section 5.2(f) of his Employment Agreement with South Texas Oil Company, his Base Salary has been increased to $150,000 per annum and the items in Section 5.2(a-f) have been eliminated.

      (See   Exhibit   10.30   Employment   Agreement  Murray  N.  Conradie  of
Datascension Inc, and Exhibit 10.3 Employment Agreement Murray N. Conradie of South Texas Oil Company.)

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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

      The following table sets forth the options granted in 2004 to each of the directors and executive officers:

     Option/SAR Grants in Prior Fiscal Years (Individual Grants):

                      Number of      Percent of total
                      Securities          Options
                      Underlying        granted to                  Exercise or
                        Options      employees in    base price   Expiration
    Name               Granted         fiscal year     ($/Share)        date
    -----            ------------   ----------------   ----------   -----------

Murray N. Conradie      150,000 (1)       18.2           $0.46        4/1/09
                        200,000 (1)       24.2           $0.50        4/1/14

Jason F. Griffith       100,000 (1)       12.1           $0.46        4/1/09
                        100,000 (1)       12.1           $0.50        4/1/14

Edward Shaw             100,000 (2)       12.1           $0.46       12/1/10
                        100,000 (2)       12.1           $0.50       12/1/15

Conrad Humbke            75,000 (1)       9.09           $0.46       11/2/09


   (1) - issued in 2004
   (2) - issued in 2005


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

Compensation of Directors

      There were no arrangements pursuant to which any director of South Texas Oil Company was compensated through December 31, 2006 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future as South Texas Oil Company's only directors are its current executive officers.

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

Title of  Name and Address        	 Amount and Nature      Percent of
Class     of Beneficial Owner     	 of Beneficial Owner    Class
--------  --------------------------	 -------------------    ----------
Common    Murray N. Conradie             President/CEO             6.18%
          2802 Flintrock Trace, #252     Chairman
          Austin, Texas 78738            502,517 Shares

Common    Edward Shaw                    COO                   	   2.21%
          2802 Flintrock Trace, #252     102,000 Shares
          Austin, Texas 78738

Common    Conrad Humbke                  Director                  0.55%
          2802 Flintrock Trace, #252     0 Shares
          Austin, Texas 78738

Common    Officers and Directors
          as a Group                     604,517 Shares            8.74%

      Mr. Conradie, Mr. Shaw, and Mr. Humbke have options to purchase a total of 425,000 shares of South Texas Oil Company's Common Stock at $.46 any time before March 31, 2009; and a total of 400,000 shares at $.50 any time before March 31, 2014.

      The percentage ownership calculations listed above are based upon 13,444,743 shares of common stock being outstanding, and no options granted being exercised as of December 31, 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Conradie received 100,000 shares of restricted common stock of South Texas Oil Company, in 2002, per Section 3(g) of his employment contract with Nutek Inc., the parent company, upon the spin-off of South Texas Oil Company as a separate trading entity. (See Exhibit 10.16 Employment Agreement Murray N. Conradie of Nutek Inc.)

    South Texas Oil Company also has a note payable to Murray Conradie, related to the purchase of wells during the 2nd quarter of 2005 with a balance of $44,402 at December 31, 2006. This note is paid only from a percentage of production of the related wells.

      South Texas Oil Company leases approx 4 acres in Bigfoot, Texas and uses these premises for a field office and storage for all the vehicles, oil field equipment and supplies. This property is owned by Mr. Conradie. The monthly rental amount is $750.

      South Texas Oil Company utilizes a tractor and road maintainer for clearing and maintaining leases, lease roads, oil well locations and preparing sites for workovers. This equipment is owned by Mr. Conradie. South Texas Oil Company pays a monthly rental amount of $1,286 for usage of this equipment.

      A material relationship exists between JGM Oil Investments, LLC from which the Somerset leases were purchased on April 1, 2005 and South Texas Oil Company in so far as Mr. Conradie the President/CEO and a Director of South Texas Oil Company has an ownership interest in JGM Oil Investments, LLC.

      A material relationship exists between Horizon Ridge Oil Company, the operator of record with the Texas Rail Road Commission for the Somerset leases which were purchased on April 1, 2005 and South Texas Oil Company in so far as Mr. Conradie the President/CEO and a Director of South Texas Oil Company has an ownership interest in Horizon Ridge Oil Company. A nominal amount is paid to Horizon Ridge Oil Company each month to cover the Rail Road Commission Surety bond for these leases as well as the reporting requirements with the Rail Road Commission. The amount to date has averaged less than $1,100 per month.

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

(a)  Exhibits.

      The following documents are included or incorporated by reference as exhibits to this report:

Exhibit 3. Articles of Incorporation and Bylaws.

    3.1 Articles of Incorporation*
    3.2 Bylaws*

Exhibit 10.Material Contracts

   10.1 Letter of Intent to Purchase Selected Assets from Clipper Operating Company.*
   10.2 Purchase Agreement of Selected Assets from Nutek Inc.(1)
   10.3 Executive Compensation Agreement (Murray N. Conradie)(1)
   10.4 Executive Compensation Agreement (David Cummings)(1)
   10.5 Executive Compensation Agreement (Jason F. Griffith)(1)
   10.6 Executive Stock Option Agreement (Murray N. Conradie)(1)
   10.7 Executive Stock Option Agreement (David Cummings)(1)
   10.8 Executive Stock Option Agreement (Jason F. Griffith)(1)
   10.9 Executive Stock Option Agreement (Charles Snipes)(1)
   10.10 Qualified Equity Incentive Stock Option Plan(1)
   10.11 Contract for Services (Peter R. Maupin)(2)
   10.12 Contract for Services (Smitty's Pumping)(2)
   10.13 Executive Stock Option Agreement (Conrad Humbke)(3)
   10.14 Purchase Agreement - Mineral Acres(3)
   10.15 Executive Compensation Agreement (Edward B. Shaw)
   10.16 Executive Stock Option Agreement (Edward B. Shaw)
   10.17 Letter of Intent - Colorado Purchase
   10.18 Agreement for $15 Million Line of Credit (4)
   10.19 Executive Compensation Agreement (Marlene Hutchinson)(5)

   (1) Previously filed as an exhibit to South Texas Oil Company's Form 10-SB, filed April 30, 2004.

   (2) Previously filed as an exhibit to South Texas Oil Company's Amendment No. 2 to Form 10-SB, filed September 3, 2004.

   (3) Previously filed as an exhibit to South Texas Oil Company's Current Report to Form 8-K, filed April 7, 2005.

   (4) Previously filed as an exhibit to South Texas Oil Company's Current Report to Form 8-K, filed February 8, 2007.

   (5) Previously filed as an exhibit to South Texas Oil Company's Current Report to Form 8-K, filed March 6, 2007.

Exhibit 23.Consent of Experts and Counsel

   23.1 Consent of Larry O'Donnell, CPA, P.C., Certified Public Accountants.
   23.2 Consent of Causey Demgen & Moore, Inc., Certified Public Accountants.

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

South Texas Oil Company's report on Form 8-K dated November 2, 2006, items 8.01 and 9.01.

      On November 2, 2006, South Texas Oil Company filed a Current Report on Form 8-K, stating that the company had issued a news release reporting that South Texas Oil Company has signed a Letter of Intent for the purchase of up to 75% working interest (WI) and 60% royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired. This transaction is subject to an independent review of the Project by two independent engineers to be selected by South Texas and the issuance of a fairness opinion. Closing will be no later than 15 days after completion of satisfactory independent review and issuance of the said fairness opinion.

South Texas Oil Company's report on Form 8-K dated February 8, 2007 items 1.01,
8.01 and 9.01

      On February 8, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that the company had received a 3 year, $15 million revolving credit facility. The credit facility will be used to further the company's business strategy. The credit facility of prime plus 4% will be used for acquisitions, additional well workovers and expanded drilling programs. The lender will receive 1,000,000 warrants at $10.00 per share of South Texas Oil Company common stock as part of the funding commitment.

South Texas Oil Company's report on Form 8-K  dated  March  6, 2007 items 4.01,
5.02 and 9.01.

      On March 6, 2007, South Texas Oil Company filed a Current Report on Form 8-K, relating to the dismissal of Larry O'Donnell, CPA, P.C. as the Registrant's independent auditor, the engagement of Causey Demgen & Moore, Inc. as its

(cont)
independent auditors to provide the requisite audit services for the Company and the appointment of Marlene Hutcheson as Chief Financial Officer.

South Texas Oil Company's report  on  Form 8-K dated March 14, 2007 items 2.01,
8.01 and 9.01.

      On March 14, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that South Texas Oil Company has agreed to acquire all the oil and gas interests and certain related assets of Leexus Properties Corp. South Texas Oil Company intends to issue 2,000,000 shares of restricted common stock, provide $3 million in cash and a note for $4 million as consideration for the purchase.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal years ended December 31, 2006, South Texas Oil Company's principal accountant billed $5,300, for the audit of South Texas Oil Company's annual financial statements and review of financial statements included in South Texas Oil Company's Form 10-QSB filings. For the year ended December 31, 2005, South Texas Oil Company's principal accountant billed $5,300, for the audit of South Texas Oil Company's annual financial statements and review of financial statements included in South Texas Oil Company's Form 10-QSB filings.

Audit-Related Fees

      For the fiscal years ended December 31, 2006 and 2005, South Texas Oil Company's principal accountant billed $0 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of South Texas Oil Company's financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For  the  fiscal years ended December 31, 2006 and 2005, South Texas  Oil
Company's principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2006 and 2005, South Texas Oil Company's principal accountant billed $0 and $0, respectively, for products and services other than those described above.

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

                                  South Texas Oil Company

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Marlene Hutcheson, CPA
                                  ----------------------
                                  Marlene Hutcheson,
                                  Chief Financial Officer
                                  (Principal Financial Officer)


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

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Marlene Hutcheson, CPA
                                  ----------------------
                                  Marlene Hutcheson, CPA
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  Date: April 17, 2007