Form 10QSB
period 2007-03-31
SOUTH TEXAS OIL CO
filed 2007-05-15
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
           	            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-50732

                            South Texas Oil Company
                 --------------------------------------------
                (Name of small business issuer in its charter)

        Nevada                                               74-2949620
-------------------------------                           -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

       2802 Flintrock Trace, Suite 252, Austin, TX             78738
       -------------------------------------------           ----------
        (Address of principal executive offices)             (Zip Code)


 		(512)371-4152 (Telephone) (512)263-5046 (Fax)
		---------------------------------------------
			  (Issuer's telephone number)




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

The Registrant has 13,513,841 outstanding, par value $.001 per share as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): 	Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................    F-1
          Balance Sheet (unaudited).................................    F-2
          Statements of Operations (unaudited)......................    F-3
	  Statement of Stockholders' Equity (Unaudited)			F-4
          Statements of Cash Flows (unaudited)......................    F-5
          Notes to Financial Statements.............................    F-6

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.............................................     3

Item 3. Controls and Procedures.....................................     7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     7

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     7

Item 3.   Defaults upon Senior Securities...........................     8

Item 4.   Submission of Matters to a Vote of Security Holders.......     8

Item 5.   Other Information..........................................    8

Item 6.   Exhibits and Reports on Form 8-K...........................    8

Signatures...........................................................    11

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

                            SOUTH TEXAS OIL COMPANY
                                BALANCE SHEET
				MARCH 31, 2007
				 (UNAUDITED)



							3/31/2007
						       -----------
Current Assets:
Cash and cash equivalents	 		       $   966,964
Accounts receivable	 				    26,200
Prepaid expenses	 				    16,875
						       -----------
Total current assets	 				 1,010,039

Support & equipment, net of depreciation		    93,951
Office equipment, net of depreciation			    29,792
Vehicles, net of depreciation	 			    21,749
Proved reserves, net of depletion	 		 2,153,879
Unproved reserves, net of depletion	 		 1,095,485

Other Assets:
Debt issuance cost	 				 5,384,224
Deposits	 					 2,251,500
						       -----------
Total other assets	 				 7,635,724
						       -----------
Current Assets:
Total Assets	 				       $12,040,619
						       ===========
Current Liabilities:
Accounts payable & accrued expenses	 	       $    77,489
Accrued interest	 				    10,656
Asset retirement obligation	 			    28,283
Related party current portion of long-term debt	 	    22,660
						       -----------
Total current liabilities	 			   139,088
						       -----------
Long term liabilities:
Asset retirement obligation, long term	 		   437,465
Secured revolving credit facility			 2,250,000
Related party L.T. debt, net of current portion	 	    21,104
						       -----------
Total Liabilities	 				 2,847,657
						       -----------
Stockholders' Equity:
Preferred stock, $0.001 par value
    5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 50,000,000
  shares authorized; 13,513,841 shares issued
  and outstanding	 		   		    13,514
Additional paid-in capital	 			19,412,655
Subscribed stock	 				(7,500,000)
Deferred compensation					   (45,125)
Accumulated deficit	 				(2,688,082)
						       -----------
Total stockholders' equity	 			 9,192,962
						       -----------
Total Liabilities and Stockholders' Equity	       $12,040,619
						       ===========


              The accompanying notes to financial statements are
                an integral part of these financial statements.

                             SOUTH TEXAS OIL COMPANY
                             STATEMENTS OF OPERATIONS
		FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
				    (UNAUDITED)



						       3 months ended	3 months ended
							  3/31/2007	  3/31/2006
							----------- 	 ----------

Revenue
Oil and gas sales		 			$    95,483 	 $  108,250
							----------- 	 ----------
     Total revenues		 			     95,483 	    108,250
							----------- 	 ----------
Expenses

General and administrative		 		    215,739 	     63,409
Production costs		 			     28,209 	     35,563
Depreciation, depletion, and amortization		     63,506 	     31,423
Asset retirement obligation expense		 	      6,689		  -
Plugging of wells		 				  -   	     33,083
Production taxes		 			      2,602 	      3,453
							----------- 	 ----------
     Total expenses		 			    316,745 	    166,931
							----------- 	 ----------
Other income (expense)
Interest income		 				     13,022 	     11,317
Interest expense		 			   (327,375)	    (47,756)
							----------- 	 ----------
     Total other income (expense)			   (314,353)	    (36,439)
							----------- 	 ----------

Net loss				 		   (535,615)	    (95,120)
							===========	 ==========
Basic weighted average number
of common shares outstanding		 		 11,071,453 	  4,893,677
							===========	 ==========
Basic Net Loss Per Share		 		$     (0.05)	 $    (0.02)
							===========	 ==========




              The accompanying notes to financial statements are
                an integral part of these financial statements.

					    SOUTH TEXAS OIL COMPANY
					STATEMENT OF STOCKHOLDERS' EQUITY
						   (UNAUDITED)





			 Common	      Common	Additional
			 Stock	      Stock	Paid-in		Subscribed	Deferred 	Income		Total
			 Shares	      Amount	Capital		Stock		Compensation	Deficit		Equity
			 ----------   -------   -----------	-----------	------------	-----------	----------
Balance at
December 31, 2006	 13,444,743   $13,445 	$13,580,620 	$(7,500,000)	$	   -   	$(2,152,467)	$3,941,598

Issued for
royalty payments	     13,098 	   13 	     74,146 	 	  -   	 	   -   	 	  -   	$   74,159

Issues related
to the cashless
conversion of options	     50,000 	   50 	 	(50)	 	  -   		   -   	 	  -   	$	 -

Issued for services	      6,000 	    6 	     56,994 	 	  -   	     (45,125)		  -   	$   11,875

Warrants issued in
accordance with loan
agreement	 		  -   	    -     5,700,945 	 	  -   	 	   -   	 	  -   	$5,700,945

Net Profit (Loss)
for three months
Ended March 31, 2007	 	  -   	    -   	  -   	 	  -   	 	   -   	   (535,615)	$ (535,615)
			 ----------   -------   -----------	-----------	------------	-----------	----------
	 		 13,513,841   $13,514 	$19,412,655 	$(7,500,000)	$    (45,125)	$(2,688,082)	$9,192,962
			 ==========   =======	===========	===========	============	===========	==========



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
				 (UNAUDITED)




						      3 months ended   3 months ended
							   3/31/07	    3/31/06
						       ------------	 -----------
Cash Flows from Operating Activities:
Net loss	 				       $   (535,615)	 $   (95,120)

Stock issued for services and purchases	 		     11,875 	 	   -
Amortization of debt issuance costs related to funding	    316,722 	 	   -
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation, depletion and amortization	 	     63,506 	      31,423
(Increase) decrease in accounts receivable	 	     14,030 	     (20,223)
(Increase) in deposits	 				 (2,250,000)	 	   -
(Increase) decrease in prepaid expenses	 		     (8,627)	       3,150
Increase in accrued interest				     10,656 	      47,690
Increase in asset retirement obligation	 		      6,688		   -
(Decrease) in payroll liabilities				  - 	     (47,510)
Increase in accounts payable				     60,236 	      48,874
						       ------------	 -----------
Net cash used in operating activities	 		 (2,310,529)	     (31,716)
						       ------------	 -----------
Cash Flows from Investing Activities:
Purchase of property and equipment			   (221,440)	    (189,957)
						       ------------	 -----------
Cash Flows from Financing Activities:
(Decrease) in related party notes payable		    (24,217)	      (6,892)
Increase in secured revolving credit facility		  2,250,000 	 	   -
						       ------------	 -----------
Net cash provided by (used in) financing activities	  2,225,783 	      (6,892)
						       ------------	 -----------
Net Decrease in Cash	 				   (306,185)	    (228,565)

Cash and cash equivalents, Beginning			  1,273,149 	   1,874,861
						       ------------	 -----------
Cash and cash equivalents, Ending	 	       $    966,964 	 $ 1,646,295
						       ============	 ===========
Interest Paid					       $	  - 	 $	  66
						       ============	 ===========
Taxes Paid	 				       $      3,584 	 $	 845
						       ============	 ===========
Summary of Non Cash Items:
Stock issued to pay royalty payments		       $     74,159 	 $	   -
Capitalized debt issuance costs	 		       $  5,700,945 	 $	   -

During 2006, convertible debt of $2,535,578 was converted into common stock.



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - History and Organization and Significant Accounting Policies


South Texas Oil Company (formerly known as Nutek Oil, Inc.) was incorporated on December 3, 1998. The Company is in the oil producing business in the United States of America. The Company purchased selected equipment and assets from Clipper Operating Company and began operations as a separate company during 2001.

RECENTLY ISSUED AND ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 became effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the financial statements.


NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              03/31/07        12/31/06
			     -----------     -----------
 Proved reserves             $ 3,057,504     $ 2,892,358
 Unproved reserves             1,274,952       1,238,950
 Equipment and machinery          94,457               -
 Office equipment                 31,433          31,433
 Vehicles                         22,753          22,753
  Accumulated depreciation    (1,086,243)     (1,022,732)
                             -----------     -----------
                             $ 3,394,856     $ 3,162,762

NOTE 3 - LINES OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The interest rate at March 31, 2007 is 10.25%. The line must be renewed each year. The balance at March 31, 2007 is $0.

On January 31, 2007, the Company received a 3 year, $15 million secured revolving credit facility. The lender will receive a warrant to purchase 1,000,000 shares at $10.00 per share for a period of five (5) years of South Texas Oil Company common stock as part of the funding commitment. Interest accrues at prime plus 4%, payable quarterly, in arrears. The interest rate at March 31, 2007 is 12.25%. The balance at March 31, 2007 is $2,250,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of March 31, 2007 of $24,530. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.


The Company has an outstanding note payable to Jason Griffith, the Company's former CFO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of March 31, 2007 of $17,455. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.


NOTE 5 - STOCKHOLDERS' EQUITY

In January 2007, the Company issued 13,098 shares valued at $74,159 to royalty owners of a certain lease in order to obtain the assignment of all rights, title and interest in the production payment in leases.

In January 2007, the Company issued 50,000 shares for options exercised on a cashless basis at $0.46 per share.

In January 2007, the Company issued 6,000 shares of common stock valued at $57,000 in connection with a 12 month services agreement entered into on January 15, 2007. The Company expensed $11,875 for services rendered through March 31, 2007 and recorded deferred compensation for $45,125.

In connection with the $15 million secured revolving credit facility obtained, the Company granted a warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years. The Company capitalized this as debt issuance costs in the amount of $5,700,945, the fair value of the warrants on the date of grant. Since these warrants were issued in connection with the line of credit, the Company allocated the fair value between the line of credit and the warrants. The difference between the fair value and the allocated fair value is being amortized over the term of the line of credit. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends $-0-; volatility: 180%; risk free interest rate: 5.00%. The remaining debt issuance costs of $5,384,224 will be amortized over the next thirty three (33) months at $158,360 per month.

NOTE 6 - SUBSEQUENT EVENTS

The Company entered into an Agreement and Plan of Merger effective as of April 1, 2007 with Leexus Properties Corp. As consideration for the merger to the selling shareholders of Leexus Properties Corp, the Company is issuing 2,000,000 shares of restricted common stock, providing cash in the amount of three million dollars ($3,000,000), and a note for four million dollars ($4,000,000).

On April 4, 2007, the company purchased a drilling rig and related equipment for approximately $1,500,000 which will provide significant cost savings over the next several months while simultaneously allowing us to undertake comprehensive drilling and well maintenance programs. The drilling rig will drill to depths of 7,000 feet. Acquiring these rigs with experienced crews to operate them represents a very significant advance for the Company and its shareholders, particularly during this prevailing period of widespread rig shortages and escalating costs.

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

South Texas Oil Company has recently purchased a drilling rig and a workover rig to cost effectively drill and workover its oil and gas wells.

    South Texas Oil derives its revenues from its producing oil and gas properties. These properties consist of working interests in producing oil and gas wells having proved reserves. South Texas Oil Company's capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

South Texas Oil Company's website address is http://www.southtexasoil.com

South Texas Oil Company plans its future growth through a balance of acquisition of working interests in existing wells and leases, increased production on current leases and new drilling on leases.

Short Term Goals

    1. To use newly acquired workover rig to work over and maintain production of existing wells in Kyote and Frio County.
    2. To drill and complete 4 wells in south central Texas by the end of July 2007.

      (cont)

Long Term Goals

1. To drill and complete 6-8 additional wells in south central Texas by year end. Funding for the drilling of these additional wells will be provided from operations, working interest partners and the credit line received.
2. To finalize the evaluation of the proposed Colorado acquisition and drill 3 additional wells on successful evaluation of the project.

      Concerning working capital, historically our revenues have been insufficient to cover operations. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs. Although there was a decrease in revenue for the three months ended March 31, 2007 as compared to the same period during 2006, we believe that over the next twelve months there will be sufficient working capital generated from sales to cover operational needs. This evaluation is based on the increased price of oil, the additional well workovers planned for the year, as well as the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of oil wells. We entered into a funding agreement recently which provides South Texas Oil Company a $15 million credit facility. This should provide the necessary capital for our needs over the next twelve months.

Results of Operations

      For the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

      Oil sales. For the three months ended March 31, 2007, oil revenues were $95,483 compared to $108,250 for the same period during 2006, a decrease of $12,767. The decrease was the result of decreased oil sales as a result of inclimental weather conditions.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $63,506 for the three months ended March 31, 2007 compared to $31,423 for the same period in 2006, an increase of $32,083. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements for the period ended March 31, 2007.

      General and administrative expenses. General and administrative expenses were $215,739 for the three months ended March 31, 2007 compared to $63,409 for the same period in 2006, an increase of $152,330. This increase was primarily related to the increase in overhead as a result of funding expenses, increased payroll costs, investor relations, travel and lease administrations costs for the period ended March 31, 2007.

      Interest expense (net of interest income). Interest expense was $314,353 for the three months ended March 31, 2007 compared to $36,439 for the same period in 2006, an increase of $277,914. The increase was due to interest expense and amortization of debt issuance costs associated with the recent funding.

       Net income (loss). Net loss increased from $(95,120) for the three months ended March 31, 2006 to $(535,615) for the same period in 2007. The primary reasons for this increase include an increase in interest costs associated with our recent funding of $316,722, an increase in administration costs of $152,330, and an increase in depreciation, depletion and amortization of $32,083.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells along with cash on hand will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the three month period ended March 31, 2007, South Texas Oil Company decreased its working capital from a positive $1,254,289 as at December 31, 2006 to a positive $870,951 as at March 31, 2007. This decrease in working capital was a result of a decrease of cash on hand of $306,186, an decrease in accounts receivable of $14,030, an increase in prepaid expenses of $8,625, an increase in accounts payable of $60,237, a decrease in accrued interest of $17,627 and a decrease in related party current portion of long term debt of $855.

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

On March 31, 2007, South Texas Oil Company had total assets of $12,040,619 compared to $4,485,891 on December 31, 2006, an increase of $7,554,728. The reason for the increase in assets is a result of the increase in property and equipment of $232,094, an increase in prepaid expenses of $8,625, an increase in deposits of $2,250,000, an increase in debt issuance costs of $5,384,224, a decrease in accounts receivable of $14,030 and decrease in cash of $306,186. South Texas Oil Company had a total stockholders' equity of $9,192,963 on March 31, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $5,251,364 primarily related to the loss for the period ended March 31, 2007 and the recording of a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years, valued at $5,700,945.

Significant Subsequent Events occurring after March 31, 2007:

      The Company entered into an Agreement and Plan of Merger effective as of April 1, 2007 with Leexus Properties Corp. As consideration for the merger to the selling shareholders of Leexus Properties Corp, the Company is issuing 2,000,000 shares of restricted common stock, providing cash in the amount of three million dollars ($3,000,000), and a note for four million dollars ($4,000,000).

On April 4, 2007, the company purchased a drilling rig and related equipment for approximately $1,500,000 which will provide significant cost savings over the next several months while simultaneously allowing us to undertake comprehensive drilling and well maintenance programs. The drilling rig will drill to depths of 7,000 feet. Acquiring these rigs with experienced crews to operate them represents a very significant advance for the Company and its shareholders, particularly during this prevailing period of widespread rig shortages and escalating costs.
Disclosures about Market Risks

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

      (cont)

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

Item 3. Controls and Procedures.

   (a) Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, both the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to South Texas Oil Company is included in this quarterly report.

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

       During the three months ended March 31, 2007, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to
Section 4(2)  of  the Securities Act of 1933 as follows:

       In January 2007, the Company issued 13,098 shares valued at $74,160 to royalty owners of a certain lease in order to obtain the assignment of all rights, title and interest in the production payment in leases.

      In January 2007, the Company issued 50,000 shares for options exercised on a cashless basis at $0.46 per share.

      In January 2007, the Company issued 6,000 shares of common stock valued at $57,000 in connection with a 12 month services agreement entered into on January 15, 2007. The Company expensed $11,875 for services rendered through March 31, 2007 and recorded a stock subscription for $45,125.

In connection with the $15 million secured revolving credit facility obtained, the Company granted a warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years. The Company capitalized this as debt issuance costs in the amount of $5,700,945, the fair value of the warrants on the date of grant. Since these warrants were issued in connection with the line of credit, the Company allocated the fair value between the line of credit and the warrants. The difference between the fair value and the allocated fair value is being amortized over the term of the line of credit. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends $-0-; volatility: 180%; risk free interest rate: 5.00%. The remaining debt issuance costs of $5,384,224 will be amortized over the next thirty three (33) months at $158,360 per month.

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
5.02 and 9.01.

      On March 6, 2007, South Texas Oil Company filed a Current Report on Form 8-K, relating to the dismissal of Larry O'Donnell, CPA, P.C. as the Registrant's independent auditor, the engagement of Causey Demgen & Moore Inc. as its independent auditors to provide the requisite audit services for the Company and the appointment of Marlene Hutcheson as Chief Financial Officer.

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

South Texas Oil Company's report on Form 8-K/A dated April 24, 2007 items 2.01 and 9.01.

      On March 14, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that South Texas Oil Company had agreed to acquire all the oil and gas interests and certain related assets of Leexus Properties Corp. On April 24, 2007, South Texas Oil Company filed an amended Current Report on Form 8-K/A, stating that on April 20, 2007, South Texas Oil Company merged Leexus Properties

      (cont)

Corp into Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company. South Texas Oil Company is issuing 2,000,000 shares of restricted common stock, providing $3 million in cash and a note for $4 million as consideration for the merger to the selling shareholders of Leexus Properties Corp.

South Texas Oil Company's report on Form 8-K dated May 3, 2007 items 4.02.

       On May 3, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that as of April 17, 2007, authorized officers of the Company, after further research and discussion with its independent accountants, concluded that the Company's Annual Report on Form 10-KSB for the years ended December 31, 2005 and 2004 should no longer be relied upon because the financial statements need to be restated with respect to the accounting treatment of the following items:

  1. For 2004, the only adjustment was an increase in property and equipment of $480,492, with a corresponding increase in liabilities of $480,492 to record the asset retirement obligation (ARO) for the current wells.

   2. In  2005,  the  Company recorded an expense  of  $27,354  for  the   2005
accretion of the ARO, along with a decrease in the ARO of $29,095 related to wells plugged during the year.

  3. In 2005, the Company expensed $43,206 of previously capitalized workover costs.

  4. In 2005, the Company had previously been depreciating its leasehold improvements using the straight line method and has since corrected this to the depletion method. The total depletion adjustment was $67,647.

The 2004 adjustments did not affect the income statement, nor did it affect the per share earnings amounts.

The 2005 adjustments increased the loss by $109,110, from $911,458 to $1,020,568. The basic loss per share increased from $0.20 to a loss of $0.22 per share.

Such financial statements have since been amended and may be relied upon.

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

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Marlene Hutcheson, CPA
                                  --------------------------
                                  Marlene Hutcheson, CPA
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  Date: May 15, 2007

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

                                  South Texas Oil Company

                                  /s/ Murray N. Conradie
                                  ----------------------
                                  Murray N. Conradie,
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ Marlene Hutcheson, CPA
                                  --------------------------
                                  Marlene Hutcheson, CPA
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                                  Date: May 15, 2007