Form 10KSB/A
period 2005-12-31
SOUTH TEXAS OIL CO
filed 2007-06-14
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A #1

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-50732

                              SOUTH TEXAS OIL COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Nevada                                               74-2949620
--------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)

            2881 CR 2880, Big Foot, TX                         78005
       ----------------------------------                    ---------
    (Address of principal executive offices)                 (Zip Code)

        P.O. Box 531431, Henderson, NV                         89053
       ----------------------------------                    ---------
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

       The  following  table sets forth, at December 31, 2005, by state,  South
Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


          Productive Wells (1)    Developed Acreage    Undeveloped Acreage (2)
	  --------------------	  -----------------    -----------------------
              Gross   Net         Gross     Net        Gross      Net

Texas         37      37          1,350     1,350      3,893.69	  3,893.69
              --      --          -----     -----      --------   --------
Totals        37      37          1,350     1,350      3,893.69	  3,893.69


      The following table sets forth, at December 31, 2004, by state, South Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

          Productive Wells (1)    Developed Acreage    Undeveloped Acreage (2)
	  --------------------	  -----------------    -----------------------
              Gross   Net         Gross     Net        Gross      Net

Texas         28      28           910        910      3,639.59   3,639.59
              --      --           ---        ---      --------   --------
Totals        28      28           910        910      3,639.59   3,639.59


      The following table sets forth, at December 31, 2003, by state, South Texas Oil Company's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

          Productive Wells (1)    Developed Acreage    Undeveloped Acreage (2)
	  --------------------	  -----------------    -----------------------
              Gross   Net         Gross      Net       Gross      Net

Texas         28      28          910        910       3,639.59   3,639.59
              --      --          ---        ---       --------   --------
Totals        28      28          910        910       3,639.59   3,639.59


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

                                      Year Ended December 31,
                               -------------------------------------
                               2005           2004              2003
                               ----           ----              ----
Production Data:
Production, Net - Oil (Bbls)  5,258           4,972             7,586
Gas (Mcf)                      0.00            0.00              0.00
Average sales price -
Oil (Bbls)                   $53.03          $39.35            $26.18
Gas (Mcf)                    $ 0.00          $ 0.00            $ 0.00

Average production
    costs per BOE
 (inclusive of taxes)        $27.16          $31.09            $12.12

Production Taxes             $ 2.76          $ 4.73            $ 2.36

      (cont)

Average production
   costs per BOE
(exclusive of taxes)         $24.40          $ 26.36            $9.76

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

      Period                             High      Low
      ------------------		 ----	   ----
      Calendar Year 2004

      March 31, 2004                     0.30      0.11
      June 30, 2004                      0.30      0.12
      September 30, 2004                 0.51      0.18
      December 31, 2004                  0.51      0.18

      Calendar Year 2005

      March 31, 2005                     1.01      0.20
      June 30, 2005                      1.16      0.25
      September 30, 2005                 0.56      0.17
      December 31, 2005                  0.49      0.17

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

Managements Discussion and Analysis of Financial Condition and Results of Operations

   For the calendar year, ended December 31, 2005, South Texas Oil Company has generated $278,817 in revenues and generated a loss of $1,020,568 for the same period. This compares to $195,654 in revenues and a loss of $183,196 for the calendar year ended December 31, 2004. For the calendar year ended December 31, 2005, South Texas Oil Company has increased its working capital position by $2,393,936 from a negative $786,949 as of December 31, 2004 to a positive $1,606,987 as at December 31, 2005.

      Analysis of the calendar year ended December 31, 2005 compared to the calendar year ended December 31, 2004.

   Net loss was $1,020,568 for the calendar year ended December 31, 2005 compared to a loss of $183,196 for the calendar year ended December 31, 2004, an increased loss of $837,372.

   Total expenses increased to $1,312,813 for the calendar year ended December 31, 2005 from $378,982 for the calendar year ended December 31, 2004, an increase of $933,831. The increase in expenses was due to the following: (1) having two employees on full time payroll; and (2) the costs associated with the recent funding.

   Depreciation and depletion expense for the calendar year ended December 31, 2005 was $206,073 compared to $98,886 for the calendar year ended December 31, 2004, an increase of $107,187. The increase resulted from the increase in assets purchased during the year as well as the adjustment to depletion from straight line on some of the assets.

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

   On December 31, 2005, South Texas Oil Company had assets of $4,107,838 compared to $2,045,506 on December 31, 2004, an increase of $2,062,332. South Texas Oil Company had a total stockholders' equity of $986,143 on December 31, 2005 compared to $217,618 on December 31, 2004, an increase in equity of $768,525.

      All assets are booked at historical purchase price and there is no variance between book value and the purchase price.

   On December 31, 2005 South Texas Oil Company had Property  and  Equipment
of $2,201,805 compared to $2,019,581 on December 31, 2004, or an increase of $853,200 which is a result of the depreciation of $206,073 along with the
purchase   of property and equipment.

   For the calendar year ended December 31, 2005, South Texas Oil Company has increased its working capital position by $2,393,936 from a negative $786,949 as of December 31, 2004 to a positive $1,606,987 as of December 31, 2005.

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

                             TABLE OF CONTENTS
                             -----------------

                                                                    PAGE
                                                                    ----

INDEPENDENT AUDITORS' REPORT:

     Independent Auditors Report - 2005 and 2004                    F-3


FINANCIAL STATEMENTS:

     Balance Sheets                                                 F-4

     Statements of Operations                                       F-5

     Statement of Changes in Stockholders' Equity                   F-6

     Statements of Cash Flows                                       F-7


NOTES TO FINANCIAL STATEMENTS:                                      F-8


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


LARRY O'DONNELL, CPA, P.C.

March 15, 2006 except for Note 2 and Note 13, which is April 13, 2007

                             SOUTH TEXAS OIL COMPANY
                                 BALANCE SHEETS
			   DECEMBER 31, 2005 AND 2004

						 Restated	  Restated
						   2005		    2004
						----------	 ----------
Current Assets:
Cash and cash equivalents		 	$1,874,862 	 $    9,944
Accounts receivable	 	  	    	    26,671 	     15,981
Prepaid expenses	 			     3,150 	      	  -
						----------	 ----------
Total current assets	 		 	 1,904,683 	     25,925

Office equipment, net of depreciation	    	     4,279 	        427
Proved reserves, net of depletion	 	 2,459,133 	  1,754,772
Unproved reserves, net of depletion	  	   389,369 	    264,382
Accumulated depreciation,
   depletion and amortization			  (650,976)
Deposits	 			             1,350 	 	  -
						----------	 ----------
Total Assets	 			 	$4,107,838 	 $2,045,506
						==========	 ==========

Current Liabilities:
Accounts payable	 		 	$   13,026 	 $   52,164
Related party accrued interest	 		 	 - 	     11,500
Accrued interest	 			    96,268 	 	  -
Asset retirement obligation	 	    	    26,484 	    480,492
Line of credit	 					 - 	     72,573
Related party payable	 				 - 	     73,850
Accrued payroll liabilities	 		    56,052 	      2,295
Other short term loans	 			    70,000 	 	  -
Related party current portion 	 	    	    35,866 	    120,000
of long-term debt
						----------	 ----------
Total current liabilities	 	    	   297,696 	    812,874
						----------	 ----------

Long term loans	 				 2,300,000 	 	  -
Asset retirement obligation, long term		   452,267	    	  -
Related party L.T. debt, 	 	    	    71,732 	  1,015,014
net of current portion
						----------	 ----------
Total Liabilities	 		    	 3,121,695 	  1,827,888
						----------	 ----------

Stockholders' Equity:
Preferred Stock $0.001 par value
5,000,000 shares authorized,
none issued						 -		  -
Common stock, $0.001 par value,
50,000,000 shares authorized;
13,260,881 shares issued
and outstanding at December 31, 2006
and 4,893,677 at December 31, 2005	             4,894 	      3,061
Additional paid-in capital	         	 2,400,281 	    730,272
Subscribed Stock	 	        		 -	   (117,250)
Accumulated deficit	 	         	(1,419,032)	   (398,466)
						----------	  ---------
Total stockholders' equity	 	  	   986,143 	    217,618
						----------	  ---------

Total Liabilities 	 		 	$4,107,838 	 $2,045,506
and Stockholders' Equity			==========	 ==========


The accompanying notes to financial statements are an integral part of these financial statements.


			    SOUTH TEXAS OIL COMPANY
                            STATEMENTS OF OPERATIONS
		 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



				 Restated	 Audited
				   2005		   2004
				-----------     ----------
Revenue
Oil and gas sales		$   278,817     $  195,654
Interest income		 	     13,428 	        82
Other Income		 	      	  -   	        50
				-----------     ----------
     Total Revenues		    292,245 	   195,786

Expenses

General and administrative	    379,134 	    40,581
Production costs		    117,813 	   154,570
Workovers		 	     43,206 	         -
Depreciation, depletion,
and amortization		    206,073 	    98,886
Interest expense		    550,249 	    19,584
Plugging of wells		          -   	    41,858
Production taxes		     16,338 	    23,503
				-----------     ----------
     Total expenses	          1,312,813 	   378,982
				-----------     ----------
Income before provision
for income taxes		 (1,020,568)	  (183,196)
Provision for income taxes	          -   	         -
				-----------     ----------
Net Loss		        $(1,020,568)    $ (183,196)
			        ===========     ==========

Basic weighted average number
of common shares outstanding	  4,640,474      2,992,954
			        ===========     ==========

Basic Net Loss Per Share	$    (0.22)     $    (0.06)
			        ===========     ==========

The accompanying notes to financial statements are an integral part of these financial statements.


                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


				Common		Common		Additional
				Stock		Stock		Paid-in		Subscribed      Income	     Total
				Shares		Amount		Capital		Stock	        Deficit	     Equity
				---------	--------	----------	----------      -----------  -----------

Balance at December 31, 2003	5,157,742 	$  5,158 	$ 1,353,908 	$	 -   	$  (215,270)  1,143,796
				=========	========	===========	==========      ===========  ===========
Balances at
December 31, 2003		5,157,742 	   5,158 	  1,353,908 		 -   	  (215,270)   1,143,796

Repurchase and put into
Subscribed Stock		 	-   	       -   		  -   	  (272,610)	         -     (272,610)

Sale of Stock		 	   25,000 	      25 	      4,975 		 -   		 -   	  5,000

Repurchase and retired shares  (2,325,588)	  (2,326)	   (648,839)		 -   		 -     (651,165)

Issued for services		  204,320 	     204 	     20,228 		 -   		 -   	 20,432

Payment received for
subscribed stock		 	-   	       -   		  -   	    62,500 		 -   	 62,500

Reduction in subscribed stock		-   	       -   		  -   	    92,860 		 -   	 92,860

Net Profit (Loss) for Year
Ended December 31, 2004		 	-   	       -   		  -   		 -   	  (183,196)	(183,196)

Balance at
December 31, 2004		3,061,474       $  3,061 	$  730,272 	$ (117,250)    $  (398,466) $   217,618
				=========	========	==========	==========     ===========  ===========
Final adjustment on Nutek
dividend issuance		    6,740 	       7 	      (491)					   (484)

Payment received for
subscribed stock		 	-   	       -   		 -   	   117,250 		 -      117,250

Issued for settlement of debt	  957,349 	     957 	 1,002,874 		 -   		 -    1,003,831

Purchase of new leases		  512,377 	     512 	   153,201 		 -   		 -   	153,713

Purchase of option for
additional drilling benefits	   20,000 	      20 	     4,980 		 -   		 -   	  5,000

Issued for services         	  157,959 	     159 	    31,896 		 -   		 -   	 32,055

Sale of common stock		  177,778 	     178 	    39,822 		 -   		 -   	 40,000

Debt discount from convertible,
fully expensed						 	   113,241 					113,241

Beneficial conversion feature
from warrants, fully expensed					   142,032 					142,032

Debt discount from convertible,
fully expensed						 	    80,154 					 80,154

Beneficial conversion feature
from warrants, fully expensed					   102,300 					102,300

Net Profit (Loss) for Year
Ended December 31, 2005		 	-   	       -   		 -   		 -   	(1,020,568)  (1,020,568)
				---------	--------	----------	----------     -----------   ----------
Balance at
December 31, 2005		4,893,677 	$  4,894 	$2,400,281 	$       (0)    $(1,419,032)  $  986,143
				=========	========	==========	==========     ===========   ==========


The accompanying notes to financial statements are an integral part of these financial statements.


			    SOUTH TEXAS OIL COMPANY
                            STATEMENTS OF CASH FLOWS
		FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


				 Restated
				   2005		   2004
				-----------	---------

Cash Flows from
Operating Activities:
Net loss	 		$(1,020,568)	$(183,196)

Stock issued (cancelled)
for services and purchases	     37,055 	   20,433
Non cash financing costs
related to funding	 	    437,727
Adjustments to reconcile
net loss to net
cash provided (used)
by operating activities:
Depreciation and amortization	    206,073 	   98,886
(Increase) decrease in
accounts receivable	 	    (10,689)	    1,772
Increase in prepaid
expenses and deposits	 	     (4,500)	    3,775
Increase in related party
accrued interest	 	    (11,500)	    5,083
Increase in accrued interest	     96,268 		-
Increase (decrease) in
related party payable	 	   (295,706)	   73,850
Increase (decrease) in
payroll liabilities	 	     53,757 	    2,295
Increase (decrease) in
accounts payable	 	    (39,138)	   43,408
				-----------	---------
Net cash provided (used) by
operating activities	 	   (551,221)	   66,306
				-----------	---------

Cash Flows from
Investing Activities:
Purchase of property
and equipment	 	           (97,393)       (39,615)
				----------	---------

Cash Flows from
Financing Activities:
Increase (decrease) in
loans payable		         2,263,563 		-
Increase in related
party notes payable	 	    50,036 	   89,979
Increase in subscribed stock	   117,250       (117,250)
Increase in line of credit	    (1,834)	     (352)
Issuance of stock	 	      (484)	        -
Sale of common stock	 	    40,000 	    5,000
				-----------	---------
Net cash provided by
financing activities	          2,468,531 	  (22,623)
				-----------	---------

Net Increase in Cash	 	  1,819,918 	    4,068

Balance, Beginning	 	     54,944 	   50,876
				-----------	---------
Balance, Ending	 	        $ 1,874,862 	$  54,944
			       	===========	=========
Interest Paid	 	       	$    81,222 	$  10,883
			     	===========	=========
Taxes Paid	 	       	$         - 	$       -
			       	===========	=========

Summary of Non Cash Items:

Purchase of leases for note
   from seller			$   138,933		-

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


Details of the Asset Retirement Account are as follows:


Balance, 12/31/03	   $496,737

        Accretion      	     25,613
         Payments     	    (41,858)
			   --------
Balance, 12/31/04     	    480,492
        Accretion      	     27,354
         Payments     	    (29,095)
			   --------
Balance, 12/31/05     	    478,751


Based on the historical amounts expended during the prior years, the company has assessed $26,484 as the current portion, with the balance at December 31, 2005 and 2004 as long term.

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

REVENUE RECOGNITION
Revenues from the sale of oil are recorded using the sales method. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of the oil and gas produced. Oil and gas imbalances and related values at December 31, 2004 and 2005 were insignificant.

Management has reviewed the potential variances between the units and the value themselves and do not note and significant differences.

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

During the years ended December 31, 2005 and 2004, Shell Trading (US) Company accounted for 82% and 100%, respectively, of the Company's oil revenues. Management does not believe the loss of Shell Trading (US) Company would materially affect the ability to sell the oil.

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

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to s implify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position, results of operations or cash flows.


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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005 and 2004:
                                                  2005        2004
					     ------------  ------------
      Net loss, as reported                  $ (1,020,568) $   (183,196)
      Add: Stock-based employee
           compensation expense
           included in reported loss,
           net of related tax effects                  --            --
      Deduct:  Total stock-based employee
          Compensation expense determined
          under fair value based methods
          for all awards, net of related
          tax effects                             (21,221)     (60,926)
                                             ------------  -----------

        Pro forma net loss                   $ (1,041,789) $  (244,122)

        Net loss per common share:
            Basic and fully diluted loss
             per share, as reported          $      (0.22) $     (0.06)
            Basic and fully diluted loss
                  per share, pro forma       $      (0.22) $     (0.08)

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has adopted SFAS No. 123R for employee stock options using the fair value method and will begin the transition to this method on January 1, 2006


NOTE 3 - OIL PROPERTIES

      Oil properties are made up of the following:

                                                          2005       2004
                                                       ---------   ---------
Proved Reserves, net of accumulated depreciation       1,914,834   1,754,772
Unproved Reserves, net of accumulated depreciation       282,692     264,382
                                                       ---------   ---------
                                       Total           2,197,526   2,019,154

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

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, as December 31, 2005 for $68,133. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.


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


Reconciliations between the actual tax expense and the amount computed by applying the U.S. Federal Income Tax rate to income before taxes are as follows:

                                                       Percent of
                                                         Pretax
                                          Amount         Income
					----------	--------
      Expected                   	$ (22,375)         (34%)
      Change in valuation allowance        22,375    	    34%
                                        --------- 	-------
      Actual expense             	$       -            0%

The net operating loss will begin to expire in 2021.


NOTE 10 - WARRANTS AND OPTIONS

Prior to January 1, 2006, the company would expense the intrinsic value of stock options issued. In prior years, the company has never issued stock options which with a strike price less than the then current market value.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.
25. SFAS No. 123(R) is effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has adopted SFAS 123 (R) as of January 1, 2006. We do not anticipate a significant impact on our financial statements due to the adoption of SFAS 123(R).


There were no options granted to officers or directors in 2005.

The options and warrants issued in 2004 expire in April 2014 and are exercisable at prices from $0.46 to $0.50 per option or warrant. See Note 2 for pro-forma information and calculations.

The following is a schedule of the activity relating to the Company's stock options and warrants.


                         	Year Ended              Year Ended
                            December 31, 2005        December 31, 2004
                            -----------------        ------------------
                               Weighted Avg.            Weighted Avg.
                             Shares    Exercise      Shares    Exercise
                            (x 1,000)    Price       (x1,000)    Price
                            ---------  --------      --------  --------
Options and warrants
  outstanding at
  beginning of year               650  $   0.48             -  $      -

Granted:
  Options                   	  175  $   0.46           650  $   0.48
  Warrants                  	    -  $      -             -  $      -
Exercised                           -  $      -             -  $      -
Expired:
Warrants                           (-) $      -             -  $      -
                            ---------  --------      --------  --------
Options and warrants
  outstanding and
  exercisable at end
  of period                       825  $   0.48           650  $      -
                             	       ========                ========

Weighted average fair
  value of options and
  warrants granted during
  the year                             $ 21,221                $ 60,926

The following table summarizes information about the Company's stock options and warrants outstanding at December 31, 2005, all of which are exercisable.

                 Weighted Average
  Range of            Number      	Remaining       Weighted Average
Exercise Prices    Outstanding      Contractual Life     Exercise Price
---------------	 ----------------   ----------------    ----------------
$ 0.46 - 0.50        107,550      	5.2 years           $ 0.477


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

NOTE 13 - RESTATEMENT OF FINANCIALS

The company has determined there were adjustments necessary to the financial statements and they are as follows:

   1. For 2004, the only adjustment was an increase in property and equipment $480,492, with a corresponding increase in liabilities of $480,492 to record the asset retirement obligation (ARO) for the current wells.

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

The 2004 adjustments did not effect the income statement, nor did it effect the per share earnings amounts.

The 2005 adjustments increased the loss $109,110, from $911,458, to $1,020,568. The basic loss per share increased from $0.20 to a loss of $0.22 per share.



                 BALANCE SHEET                                                    RESTATED
                    CHANGES                                       ADJUSTMENTS      AUDITED
                                                12/31/2004           2004        12/31/2004
						----------       ------------	 ----------
CURRENT ASSETS:
Cash and cash equivalents                       $    9,944       $          -  	 $    9,944
Accounts receivable                                 15,981                  -        15,981
Prepaid expenses                                         -                  -             -
						----------       ------------	 ----------
TOTAL CURRENT ASSETS                                25,925                           25,925

Office equipment, net of depreciation                    -                427           427
Vehicles, net of depreciation                            -                  -             -
Proved reserves, net of depletion                        -          1,754,772     1,754,772
Unproved reserves, net of depletion                      -            264,382       264,382
						----------       ------------	 ----------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and depletion        1,539,089         (1,539,089)            -


TOTAL ASSETS                                    $1,565,014       $    480,492    $2,045,506
						==========	 ============	 ==========
CURRENT LIABILITIES:
Accounts payable                                $   52,164                       $   52,164
Related party accrued interest                      11,500                           11,500
Accrued interest                                         -                                -
Asset retirement obligation                                           480,492       480,492
Line of credit                                      72,573                           72,573
Related party payable                               73,850                           73,850
Accrued payroll liabilities                          2,295                            2,295
Other short term loans                                   -                                -
Related party current portion of long-term debt    120,000                          120,000
						----------       ------------	 ----------
TOTAL CURRENT LIABILITIES                          332,382            480,492       812,874
						----------       ------------	 ----------
Long term loans                                          -                  -             -

Related party L.T. debt, net of current portion  1,015,014                  -     1,015,014
						----------       ------------	 ----------
TOTAL LIABILTIES                                 1,347,396            480,492     1,827,888
						----------       ------------	 ----------
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 13,260,881 shares issued
and outstanding at December 31, 2006
and 4,893,677 at December 31, 2005                   3,061                  -         3,061
Additional paid-in capital                         730,272                  -       730,272
Subscribed Stock                                  (117,250)                 -      (117,250)
Accumulated deficit                               (398,466)                 -      (398,466)
						----------       ------------	 ----------
TOTAL STOCKHOLDERS' EQUITY                         217,618                  -       217,618
						----------       ------------	 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,565,014       $    480,492    $2,045,506
						==========	 ============	 ==========


                                              ORIGINALLY FILED                     	  RESTATED
                                                  AUDITED          ADJUSTMENTS             AUDITED
                                                 12/31/2005            2005              12/31/2005
						-----------	   -----------		-----------
CURRENT ASSETS:
Cash and cash equivalents                       $ 1,874,862        $         -  	$ 1,874,862
Accounts receivable                                  26,671                  -               26,670
Prepaid expenses                                      3,150                  -                3,150
						-----------	   -----------		-----------
TOTAL CURRENT ASSETS                              1,904,683                               1,904,682

Office equipment, net of depreciation                     -              4,279                4,279
Proved reserves, net of depletion                         -          2,459,133            2,459,133
Unproved reserves, net of depletion                       -            389,369              389,369

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and depletion         1,832,164         (1,832,164)                   -
Deposits                                              1,350                  -                1,350
						-----------	   -----------		-----------
TOTAL ASSETS                                    $ 3,738,197        $ 1,020,617         	$ 4,107,838
						===========	   ===========		===========
CURRENT LIABILITIES:
Accounts payable                                $    13,026        $         -   	$    13,026
Accrued interest                                     96,268                  -               96,268
Asset retirement obligation                               -             26,484               26,484
Accrued payroll liabilities                          56,052                  -               56,052
Other short term loans                               70,000                  -               70,000
Related party current portion of long-term debt      35,866                  -               35,866
						-----------	   -----------		-----------
TOTAL CURRENT LIABILITIES                           271,212             26,484              297,696
						-----------	   -----------		-----------
Long term loans                                   2,300,000                  -            2,300,000
Asset Retirement obligation, long term			  -	       452,267		    452,267
Related party L.T. debt, net of current portion      71,732                  -               71,732
						-----------	   -----------		-----------
TOTAL LIABILITIES                                 2,642,944            478,751            3,121,695
						-----------	   -----------		-----------
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000
shares authorized; 13,260,881 shares issued
and outstanding at December 31, 2006
and 4,893,677 at December 31, 2005                    4,902                  -                4,902
Additional paid-in capital                        2,400,273                  -            2,400,273
Accumulated deficit                              (1,309,923)          (109,110)          (1,419,033)
						-----------	   -----------		-----------
TOTAL STOCKHOLDERS' EQUITY                        1,095,252           (109,110)             986,142
						-----------	   -----------		-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,738,196        $   369,641          $ 4,107,837
						===========	   ===========		===========




            INCOME STATEMENT            ORIGINALLY FILED                     RESTATED
                 CHANGES                    AUDITED       ADJUSTMENTS         AUDITED
                                             2005             2005             2005
					  ----------	  -----------	   -----------
REVENUE
Oil and gas sales                         $  278,817      $         -      $   278,817
Interest income                               13,326             (102)          13,428
Forgiveness of debt                                -                -                -
Other Income                                       -                -                -
					  ----------	  -----------	   -----------
     Total Revenues                          292,143             (102)         292,245

Expenses

General and administrative                   379,134                -          379,134
Production costs                              32,033           14,220          117,813
Workovers                                          -          (43,206)          43,206
Depreciation, depletion, and amortization    111,072          (95,001)         206,073
Asset retirement obligation expense                -                -                -
Interest expense                             550,249                -          550,249
Plugging of wells                             14,775           14,775                -
Production taxes                              16,338                -           16,338
					  ----------	  -----------	   -----------
     Total expenses                        1,203,601         (109,212)       1,312,813
					  ----------	  -----------	   -----------
Income before provision for income taxes    (911,458)         109,110       (1,020,568)
Provision for income taxes                         -                -                -
					  ----------	  -----------	   -----------
NET LOSS                                  $ (911,458)     $   109,110      $(1,020,568)
					  ==========	  ===========	   ===========



NOTE 14 - UNAUDITED SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION

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

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                         2005      2004
                                         ----      ----

  Proved oil and gas properties        $2,459,133  $  39,614
  Unproved oil and gas properties         389,369         --
  Support equipment, proved properties         --         --
                                       ----------  ---------
                                        2,848,502     39,614
  Accumulated depreciation and
   depletion                             (650,976)     1,150
                                       ----------  ---------
  Net capitalized costs                $2,197,526  $  38,464
                                       ==========  =========

2. COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
PERIODS

                                     2005      2004
                                     ----      ----

  Acquisition of proven properties   $307,426 $  0

  Exploration costs                     0        0

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS
                                     2005         2004
                                 ----------   ----------

  Oil Sales - 100%               $  467,247   $  351,386
  Oil Sales - Royalty Share        (188,430)    (155,732)
                                 ----------   ----------
  Oil and gas sales                 278,817     195,654
  Lease operating income                 -        -
  Production taxes                  (16,338)     (23,503)
  Production costs                 (161,019)    (131,067)
  Exploration expenses                  -            -
  Depreciation and depletion       (206,073)     (98,886)
  Income tax expense                    -            -
                                 ----------   ----------
  Results of operations for oil
   and gas producing activities
   (excluding corporate overhead
   and financing costs)          $ (104,613)  $  (57,802)
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


Proved Developed and Undeveloped Reserves:

                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place(02/22/00)      698,290            -
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002           671,183            -
     Revisions of Previous Estimates        (435,092)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003           228,505            -
                                             -------          -----
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004           221,196            -
                                             -------          -----
     Revisions of Previous Estimates        (167,508)           -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005            48,430            -
                                             =======          =====

(cont)

Proved Developed Reserves:
                                               Oil             Gas
                                              (BBLS)          (MCF)
                                              ------          -----
Purchase of Minerals in Place (02/22/00)      95,640         	-
     Production, 2000                        (10,270)           -
     Production, 2001                        (11,283)           -
     Production, 2002                         (5,554)           -
                                             -------          -----
     Reserves at December 31, 2002            68,533            -
     Revisions of Previous Estimates         (28,192)           -
     Purchase of minerals in place                 -            -
     Production, 2003                         (7,586)           -
                                             -------          -----
     Reserves at December 31, 2003            32,755            -
     Revisions of Previous Estimates          (2,337)           -
     Purchase of minerals in place                 -            -
     Production, 2004                         (4,972)           -
                                             -------          -----
     Reserves at December 31, 2004            25,445            -
                                             -------          -----
     Revisions of Previous Estimates          28,243            -
     Purchase of minerals in place                 -            -
     Production, 2005                         (5,258)           -
                                             -------          -----
     Reserves at December 31, 2005            48,430            -
                                             =======          =====

      Based on a revised Evaluation of Proved Reserves on November 23, 2004 and January 31, 2005, as well as an Evaluation of Proved Reserves by an independent petroleum engineering firm as of December 31, 2005 the proved reserves have been revised to account for changes in economic factors and the historical net oil production generated. The engineer's report analyzed the historical production and investments made by the company during the period since the last report and then along with evaluating the current economic factors the report was revised accordingly. In 2002, the Company's production declined significantly, as the Company was in a transition period between pumper's. As a result of this decline the reserve estimates have been adjusted downward to reflect how this decline would affect the reserves if production continued at the reduced levels. When determining the estimated reserves, the corresponding costs of drilling and completing new wells are also included. Since the original reserve study of 2000, the cost of drilling and completing new wells has significantly increased, whereas the price of oil used for determining the future net revenue rose only $2.55 from $30 in 2000 to $32.55 in the current study. The increase in costs for drilling and completion, along with the relatively minor oil price increase and the low level of production during 2002 and 2003 resulted in a significant decline in the value for proved developed and undeveloped reserves. While our year end 2005 assumptions used a higher price of oil, the reserves had revised lower due to lower production in prior years.

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

       The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69:



                                     2005              2004
				 -----------	 -------------
Future cash inflows              $ 2,581,000     $   7,224,115
Future production costs           (1,279,100)       (1,089,078)
Future development costs            	  (-)       (3,146,000)
Future income tax provision        ( 179,100)         (198,927)
                                 -----------     -------------
Future net cash flows              1,122,800         2,790,110
  Effect of 10% discount factor     (331,800)       (2,974,620)
                                 -----------     -------------
Standardized measure of discounted
  future net cash flows          $   791,000     $    (184,510)
                                 ===========     =============

Year-end oil prices used in calculating the standardized measure of discounted future net cash flows for 2005 were $52.84 per barrel.

       The principal sources of changes in the standardized measure of discounted future net cash flows are as follows for the period from December 31, 2004 to December 31, 2005:


                                                    2005        2004
						 ---------   ---------
Standardized measure, beginning of period        $(184,510)  $ (79,435)
Purchase of reserves in place                            0           0
Sales of oil produced, net of production costs    (117,797)    (64,587)
Net changes in prices and production costs        (190,022)    (40,488)
Net change in estimated future development costs 3,146,000           0
Net change in income taxes                               0           0
Revisions of previous quantity estimates        (1,862,671)          0
Accretion of discount                                    0           0
Other                                                    0           0
                                                 ---------   ---------
Standardized measure, end of period              $ 791,000   $(184,510)
                                                 =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


ITEM 8A.  CONTROLS AND PROCEDURES.

       The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

       In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that there was a deficiency in the Company's disclosure controls and procedures for the year ended December 31, 2005 relating to the reporting and disclosure of the value of the asset retirement obligation and calculation of the depletion. Additionally, reserve estimates were not appropriately updated with information obtained from new reserve studies.

       Subsequent to the identification of the deficiency in the Company's disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures to ensure that amounts and, disclosures included were fairly presented in all material respects in accordance with GAAP, including obtaining updated reserve studies performed by independent petroleum engineers to update information related to the estimated proved reserves and recording a liability for the fair value of asset retirement obligations. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal year, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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