Form 10QSB
period 2007-06-30
SOUTH TEXAS OIL CO
filed 2007-08-21
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2007

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 15,513,841 outstanding, par value $.001 per share as of August 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.........................    F-1
          Consolidated Balance Sheet (unaudited)....................    F-2
          Consolidated Statement of Operations (unaudited)..........    F-3
          Statement of Changes in Stockholders Equity (unaudited)...    F-4
          Consolidated Statement of Cash Flows (unaudited)..........    F-5
          Notes to Consolidated Financial Statements.................   F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results
           of Operation.............................................     3

Item 3. Controls and Procedures.....................................     7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     8

Item 2.   Unregistered Sales of Equity Security and Use of Proceeds...   8

Item 3.   Defaults upon Senior Securities...........................     8

Item 4.   Submission of Matters to a Vote of Security Holders.......     8

Item 5.   Other Information..........................................    9

Item 6.   Exhibits and Reports on Form 8-K...........................    9

Signatures...........................................................    11

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed consolidated financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

                            SOUTH TEXAS OIL COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                 6/30/07     12/31/06
CURRENT ASSETS:
Cash and cash equivalents                          $638,940  $1,273,150
Accounts receivable                               1,916,867      40,230
Prepaid expenses                                     37,312       8,249
						  ---------   ---------
TOTAL CURRENT ASSETS                              2,593,119   1,321,629

Office equipment, net of depreciation                53,640      30,206
Vehicles, net of depreciation                       125,185      22,033
Drilling rigs, net of depreciation                1,606,680           -
Proved reserves, net of depletion                11,857,277   2,024,548
Unproved reserves, net of depletion              26,520,731   1,085,975

OTHER ASSETS
Debt Issuance Cost				  4,909,146           -
Deposits                                              1,500       1,500
						  ---------   ---------
Total Other Assets                                4,910,646	  1,500
						  ---------   ---------
TOTAL ASSETS                                    $47,667,277  $4,485,891
						 ==========   =========

CURRENT LIABILITIES:
Accounts payable & Accrued expenses              $1,252,880     $17,252
Asset retirement obligation                          28,283      28,283
Other short term loans                               15,177           -
Related party current portion of long-term debt      22,661      21,805
						  ---------   ---------
TOTAL CURRENT LIABILITIES                         1,319,001      67,340

Long term loans
Asset retirement obligation, long term              444,265     430,777
Long term notes payable                           3,545,316           -
Line of Credit                                    7,445,000           -
Related party L.T. debt, net of current portion      21,103      46,176
						  ---------   ---------
  Total Liabilities                              12,774,685     544,293

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value
    5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 50,000,000
shares authorized; 15,513,841 shares issued
and outstanding at June 30, 2007	             15,516      13,445
Additional paid-in capital                       38,392,806  13,580,620
Subscribed stock                                          -  (7,500,000)
Deferred compensation                              (30,875)	      -
Accumulated deficit                             (3,484,854) (2,152,467)
						  ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                       34,892,592   3,941,598
						 ----------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $47,667,277  $4,485,891
						 ==========   =========


              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
		FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 	  			   UNAUDITED




                                         3 MONTHS ENDED3 MONTHS ENDED6 MONTHS ENDED6 MONTHS ENDED
                                            6/30/07       6/30/06       6/30/07       6/30/06

REVENUE
Oil and gas sales                              $796,412      $164,459      $891,895      $272,709
Drilling rig income                             522,501             -       522,501             -
					    -----------	     --------    -----------	---------
    Total revenues                            1,318,914       164,459     1,414,397       272,709

EXPENSES

General and administrative                      250,576       113,149       466,315       176,558
Drilling rig costs                              474,344                     474,344
Production costs                                408,564        25,556       436,773        61,119
Depreciation, depletion, and amortization       340,166        33,822       403,672        65,245
Asset retirement obligation expense               6,799             -        13,488             -
Plugging of wells                                     -         7,772             -        40,855
Production taxes                                  2,194             -         4,796         3,453
					    -----------	     --------    -----------	---------
     Total expenses                           1,482,643       180,299     1,799,388       347,230

OTHER INCOME (EXPENSE)
Interest income                                   7,162        15,372        20,184        26,689
Forgiveness of debt                                   -        12,222             -        12,222
Interest expense                              (640,205)     (111,547)     (967,580)     (159,303)
					    -----------	     --------    -----------	---------
    Total other income (expense)              (633,043)      (83,953)     (947,396)     (120,392)

Income before provision for income taxes      (796,772)      (99,793)   (1,332,387)     (194,913)
Provision for income taxes                            -             -             -             -
					    -----------	     --------    -----------	---------
NET LOSS                                     $(796,772)     $(99,793)  $(1,332,387)    $(194,913)


BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                 11,094,486     8,290,424    13,316,372     6,592,050

BASIC NET LOSS PER SHARE                        $(0.07)       $(0.01)       $(0.10)      $(0.03)



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                  CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDER EQUITY
			FOR THE SIX MONTHS ENDED JUNE 30, 2007
 	  			   UNAUDITED


                         Common    Common  Additional
                          Stock    Stock    Paid-in    Subscribed         Income       Total
                         Shares    Amount   Capital       Stock           Deficit      Equity
			----------  ------  ---------  -----------	----------    ----------

Balance at 12/31/06 	 13,444,743 $13,446 $13,580,620 $(7,500,000)    $(2,152,467)     $3,941,598

Issued for royalty payment 13,098     $13       $74,146                 $	-        $   74,159

Issued related to cashless
   conversion of options  50,000     $50          $(50)                 $	-        $       -

Issued for services      6,000       $6     $    56,994    $(30,875)    $	-        $   26,125

Warrants issued in accordance
   with loan agreement      -        $-     $ 5,700,945           $-    $	-        $ 5,700,945

 Purchase of Leexus
     Properties       2,000,000   $2,000    $18,978,000           $-    $	-        $18,980,000

Purchase of Colorado Leases                             $7,500,000                    $ 7,500,000

Contribution of
     vehicle-related party   -      $-      $    2,151                 $	-        $    2,151

  Net (loss) for period
   ending June 30, 2007      -      $-          $-                    $(1,332,387)       $(1,332,387)
			----------  ------  ---------  -----------	---------        ----------
                        15,513,841 $15,516 $38,392,806    $(30,875)   $(3,484,854)       $34,892,592
			----------  ------  ---------  -----------	---------        ----------







              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
		FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 	  			   UNAUDITED




                                                6 months ended 6 months ended
                                                   06/30/07        06/30/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(1,332,387)    $(194,913)

Stock issued for services and purchases                 26,125       (3,055)
Stock issued for settlement of debt and interest             -       100,620
Debt issuance costs related to funding                 791,800             -
Depreciation, depletion and amortization               403,672        65,245
(Increase) decrease in accounts receivable         (1,876,637)      (33,079)
(Increase) in deposits			                     -       (2,550)
(Increase) decrease in prepaid expenses               (29,063)       (7,849)
Increase in related party accrued interest                   -       (9,000)
Increase in accrued interest                                 -        47,690
Increase in asset retirement obligation                 13,488		   -
(Decrease) in payroll liabilities	                     -      (47,267)
Increase in accounts payable		             1,235,628        38,210
						   -----------	  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (767,374)      (45,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (7,302,797)     (364,169)
						   -----------	  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in loans payable                    15,177      (65,865)
(Decrease) in related party notes payable             (24,216)      (23,196)
Increase in line of credit                           7,445,000             -
Sale of common stock                                         -     1,124,531
						   -----------	  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            7,435,961     1,035,470
						   -----------	  ----------
Net Increase (Decrease) in Cash                      (634,210)       625,353

BALANCE, BEGINNING                                   1,273,150     1,874,861
						   -----------	  ----------
BALANCE, ENDING                                       $638,940    $2,500,214
						   -----------	  ----------

INTEREST PAID                                               $-            $-
						   -----------	  ----------
TAXES PAID                                              $3,584            $-
						   -----------	  ----------
Summary of Non Cash Items:
Stock issued to pay royalty payments	 	   $    74,159
Purchase of leases for note and stock from seller  $30,025,316
Contribution of Vehicle from related party	   $     2,151
Capitalized debt issuance costs	 		   $ 5,384,223




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

Principles of Consolidation:

The attached consolidated  financial  statements  include  the  accounts of the
Company  and  its  wholly  owned  subsidiaries.   All significant inter-company
transactions have been eliminated in consolidation.


NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              06/30/07       12/31/06
 Proved reserves            $13,064,627     $2,892,358
 Unproved reserves           26,719,588      1,238,950
 Drilling rigs                1,616,095              -
 Office equipment                58,755         31,433
 Vehicles                       130,797         22,753
  Accumulated depreciation   (1,426,349)    (1,022,732)
                             ---------      ---------
                            $40,163,512     $3,162,762

NOTE 3 - LINES OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The interest rate at June 30, 2007 is 10.25%. The line must be renewed each year. The balance at June 30, 2007 is $0.

On January 31, 2007,  the  Company  received  a  3  year,  $15  million secured revolving credit facility. The lender received a warrant to purchase 1,000,000 shares at $10.00 per share for a period of five (5) years of South Texas Oil Company common stock as part of the funding commitment. Interest accrues at prime plus 4%, payable quarterly, in arrears. The interest rate at June 30, 2007 is 12.25%. The balance at June 30, 2007 is $7,445,000. Accrued interest at June 30, 2007 was $175,127.

Note 4 - Notes Payable

The Company had loans outstanding of $182,434 as of June 30, 2007 as follows:


INTEREST RATE   	LOANS PAYABLE   			JUNE 30, 2007

 4.90%     SECURED AUTOMOBILE NOTE PAYABLE, PRINCIPAL IS $34,671,
	   REQUIRED MONTHLY PAYMENT OF $799 FOR 48 MONTHS,  	   $  33,425
           MATURES APRIL 28, 2011.

4.90%      SECURED AUTOMOBILE NOTE PAYABLE, PRINCIPAL IS $30,090,
	   REQUIRED MONTHLY PAYMENT OF $693 FOR 48 MONTHS,            29,009
           MATURES APRIL 28, 2011.

UNSTATED   NOTE PAYABLE, PRINCIPAL OF $180,000 WITH NO STATED
	   INTEREST RATE, REQUIRED MONTHLY PAYMENT OF $5,000 FOR     120,000
           18 MONTHS, $22,500 FOR 4 MONTHS.  (REFER TO
           ADDITIONAL DISCLOSURE IN NOTE 6 - ACQUISITION OF ASSETS)
								  ----------
           TOTAL NOTES PAYABLE                                       182,434
           LESS:  CURRENT PORTION OF LONG-TERM DEBT                  (15,177)
								  ----------
           NET LONG-TERM DEBT                                     $  167,257


Under the terms of the notes described above, the Company is obligated to pay at least the following principal amounts in the years specified below:


	YEAR  	    AMOUNT
	----	   -------
	2007         7,496
	2008       135,553
	2009        16,332
	2010        17,151
	2011         5,902
		   -------
	TOTAL   $  242,434


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of June 30, 2007 of $24,530. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

The Company has an outstanding note payable to Jason Griffith, the Company's former CFO, related to the purchase of wells during the 2nd quarter of 2005, with a balance as of June 30, 2007 of $17,454. This note will be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

Note 6 - Acquisition of Assets

On April 20, 2007, South Texas Oil Company entered into an Agreement and Plan of Merger whereby Leexus Properties Corp was merged into Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company. As consideration for the merger, the Company is issuing 2,000,000 shares of restricted common stock (valued as $18,980,000 or $9.49 per share) and provided $3 million in cash and issued a note for $4 million to the selling shareholders of Leexus Properties Corp. (Refer to Note 7 - Stockholders' Equity). Prior to the closing of the transaction, the seller spent additional funds on drilling and improving the assets being purchased. The $4 million note was increased to $4,485,241 based on the additional improvements made. The same terms apply to this note whereas the note is paid from production. This is a non-interest bearing note. Given this is a non-interest bearing note and the payments are made based on the lesser of 75% of the current months net production or 75% of the net production from the average December 2006, January 2007, and February 2007 production, the company recorded the discounted present valued assuming a 4.90% borrowing rate (based on current loans). This reduced the face value of the note to $3,378,059.

The purchase price of $25,980,000 was allocated between proved and unproved reserves. $18,967,244 was allocated to unproven reserves, whereas $7,012,756 was allocated to proven reserves. The allocation was based on an estimate of a 48 month payback, based on prior production. The company is in the process of obtaining engineering reports for these properties.

On June 18, 2007, the Company entered into an agreement to acquire certain oil and gas interests and certain related assets of Senora Resources, Inc. and James D. Dobos, II (collectively the "Seller"). As consideration for the acquisition, the Company provided $1.8 million in cash.

The entire purchase price of $1,800,000 was  allocated to proven reserves.  The
company  is  in  the  process  of  obtaining  engineering   reports  for  these
properties.

On April 4, 2007, the Company entered into an equipment purchase agreement with TeXana Drilling, LLC (TeXana) and CD Kirchner, an individual and sole member of TeXana Drilling, LLC to purchase an oil well drilling rig and related equipment for a total purchase price of $1,065,418.48. The purchase price is to be paid as follows in accordance with the agreement:

   a. The Company shall pay Six Hundred and Ten Thousand dollars ($610,418.48) to Republic Bank of Norman Ok to settle the outstanding loan.
   b. The Company shall pay Two Hundred and Seventy Five Thousand dollars ($275,000) at closing; and
   c. The balance of One Hundred and Eighty Thousand dollars ($180,000) will be paid as follows:
         i. Five Thousand dollars ($5,000) per month commencing sixty days after closing for a period of Eighteen (18) months; and
         ii. Twenty Two Thousand Five Hundred dollars ($22,500) per month for four (4) months commencing month Nineteen (19) after closing.

The Company has deferred making the monthly payments because significant amounts of unanticipated repair work has been undertaken on the drill rig. Furthermore, the Company anticipates that the note will be reduced in the future by the amounts incurred for parts and repairs during the 90 day warranty period specified in the purchase agreement. The total amount of expenses incurred during the three months ended June 30, 2007 was approximately $62,700.

NOTE 7 - STOCKHOLDERS' EQUITY

In January 2007, the Company issued 13,098 shares valued at $74,159 to royalty owners of a certain lease in order to obtain the assignment of all rights, title and interest in the production payment in leases.

In January 2007, the Company issued 50,000 shares for options exercised on a cashless basis at $0.46 per share.

In January 2007, the Company issued 6,000 shares of common stock valued at $57,000 in connection with a 12 month services agreement entered into on January 15, 2007. The Company expensed $26,125 for services rendered through June 30, 2007 and recorded deferred compensation for $30,875 as of June 30, 2007.

In connection with the $15 million secured revolving credit facility obtained, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years. The Company capitalized this as debt issuance costs in the amount of $5,700,945, the fair value of the warrants on the date of grant. Since these warrants were issued in connection with the line of credit, the Company allocated the fair value between the line of credit and the warrants. The difference between the fair value and the allocated fair value is being amortized over the term of the line of credit. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends $-0-; volatility: 180%; risk free interest rate: 5.00%. The debt issuance costs will be amortized on a straight line basis over the life of the credit facility; three (3) years. For the three months ended March 31, 2007, the Company expensed $316,719 of debt issuance costs. The remaining debt issuance costs of $5,384,224 will be amortized over the next thirty three (33) months at $158,360 per month.

In connection with the agreement and plan of merger entered into between South Texas Oil Company and Leexus Properties Corp, the Company issued 2,000,000 shares of restricted common stock valued as $18,980,000 or $9.49 per share, the fair market value of the stock on the date of acquisition.

In June 2007, a related party contributed a vehicle with the fair market value of $2,151. Due to the related party nature of the transaction, the contributed capital was recorded to additional paid in capital.

On November 2, 2006, the company signed a Letter of Intent for the purchase of up to 75% working interest (WI) and 60% Royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired. Concurrent with signing this letter of intent, the Company issued 2,419,355 shares of restricted common stock for consideration of $7,500,000 based upon a five day closing average of the South Texas Oil Company shares as agreed upon when the original Letter of Intent was signed. The transaction was closed during 2nd quarter.

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

Short Term Goals

    1. To use newly acquired workover rig to work over and maintain production of existing wells in Kyote and Frio County.
    2. To drill and complete an additional 3 wells in south central Texas by the end of September 2007.

      (cont)

Long Term Goals

    1. To drill and complete 3-5 additional wells in south central Texas by year end. Funding for the drilling of these additional wells will be provided from operations, working interest partners and the credit line received.
    2. To finalize the evaluation of the proposed Colorado acquisition and drill 3 additional wells on successful evaluation of the project.

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

Results of Operations

      For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

     Oil sales. For the three months ended June 30, 2007, oil revenues were $796,412 compared to $164,459 for the same period during 2006, an increase of $631,953. The increase was the result of oil production resulting from Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company.

      Drilling revenue and costs. For the three months ended June 30, 2007, drilling revenues were $522,501 compared to $0 for the same period during 2006, an increase of $522,501. The increase was the result of drilling revenue not previously part of the Company's revenue base. The drilling costs of $474,344 for the period were also compared to $0 for the same period during 2006.

      Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $340,166 for the three months ended June 30, 2007 compared to $33,822 for the same period in 2006, an increase of $306,344. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements and additional proven reserves for the period ended June 30, 2007.

      General and administrative expenses. General and administrative expenses were $250,576 for the three months ended June 30, 2007 compared to $113,149 for the same period in 2006, an increase of $137,427. This increase was primarily related to the increase in overhead as a result of funding expenses, increased payroll costs, insurances, travel and lease administration costs for the period ended June 30, 2007.

      Interest expense . Interest expense was $640,205 for the three months ended June 30, 2007 compared to $111,547 for the same period in 2006, an increase of $528,658. The increase was primarily due to amortization of debt issuance costs of $475,079 and interest expense of $164,472 associated with the funding of the $15 million secured revolving credit facility.

      Net income (loss). Net loss increased by $696,979 to $(796,772) for the three months ended June 30, 2007 from $(99,793) for the same period in 2006. The primary reasons for this increase include an increase in interest costs associated with the revolving credit facility of $528,658, an increase in administration costs of $137,427, an increase in depreciation, depletion and amortization of $306,344 and an increase in production costs of $383,008 and drilling rig costs of $474,344.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Oil sales. For the six months ended June 30, 2007, oil revenues were $891,895 compared to $272,709 for the same period during 2006, an increase of $619,186. The increase was the result of oil production resulting from Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company.

Drilling revenue and costs. For the six months ended June 30, 2007, drilling revenues were $522,501 compared to $0 for the same period during 2006, an increase of $522,501. The increase was the result of drilling revenue not previously part of the Company's revenue base. The drilling costs of $474,344 for the period were also compared to $0 for the same period during 2006.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $403,672 for the six months ended June 30, 2007 compared to $65,245 for the same period in 2006, an increase of $338,427. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements and proven reserves during the period ended June 30, 2007.

General and administrative expenses. General and administrative expenses were $466,315 for the six months ended June 30, 2007 compared to $176,558 for the same period in 2006, an increase of $289,757. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administration costs.

Interest expense. Interest expense was $967,580 for the six months ended June 30, 2007 compared to $159,303 for the same period in 2006, an increase of $808,277. The increase was primarily due to amortization of debt issuance costs and interest expense associated with the funding of the $15 million secured revolving credit facility.

Net income (loss). Net loss increased by $(1,137,476) to $(1,332,387) for the six months ended June 30, 2007 from $(194,913) for the same period in 2006. The primary reasons for this increase include an increase in administrative fees of $289,757, an increase in production costs for the period of $375,654 and drilling rig costs of $474,344, an increase in depreciation, depletion and amortization of $338,427 and an increase in interest expense of $808,277.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the six month period ended June 30, 2007 South Texas Oil Company increased its working capital from a positive $1,254,289 as at December 31, 2006 to a positive $1,274,118 as of June 30, 2007. This increase in working capital was a result of an increase in accounts receivable of $1,876,638 a corresponding increase in accounts payable of $1,235,629, as well as an increase in related party current portion of long term debt of $173,515 and an increase in short term loans of $15,177, coupled with an increase in prepaid expenses of $29,063 and a corresponding decrease in cash of $634,210.

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

On June 30, 2007, South Texas Oil Company had total assets of $47,667,277 compared to $4,485,891 on December 31, 2006, an increase of $43,181,386. The reason for the increase in assets is a result of the increase in property and equipment of $37,000,751, an increase in prepaid expenses of $29,063, an increase in debt issuance costs of $4,909,146, an increase in accounts receivable of $1,876,638 and decrease in cash of $634,210. South Texas Oil Company had a total stockholders' equity of $34,892,591 on June 30, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $30,950,993 primarily related to the loss for the period ended June 30, 2007, the recording of a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years, valued at $5,700,945, a portion of the Leexus Properties purchase paid with 2,000,000 shares of the Company's common stock valued at $18,978,000 or $ 9.49 per share and the issuance of stock associated with the purchase of Colorado Leases valued at $7,500,000.

Significant Subsequent Events occurring after June 30, 2007:

   During August 2007, the company purchased additional working interest in the Texas properties for approximately $253,145.

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

      (cont)

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

      (cont)

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

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended June 30, 2007, South Texas Oil Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

      On April 20, 2007, South Texas Oil Company entered into an Agreement and Plan of Merger whereby Leexus Properties Corp was merged into Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company. As consideration for the merger, the Company is issuing 2,000,000 shares of restricted common stock (valued as $18,980,000 or $9.49 per share) and provided $3 million in cash and issued a note for $4 million to the selling shareholders of Leexus Properties Corp. (Refer to Note 7 - Stockholders' Equity). Prior to the closing of the transaction, the seller spent additional funds on drilling and improving the assets being purchased. The $4 million note was increased to $4,485,241 based on the additional improvements made. The same terms apply to this note whereas the note is paid from production. This is a non-interest bearing note. Given this is a non-interest bearing note and the payments are made based on the lesser of 75% of the current months net production or 75% of the net production from the average December 2006, January 2007, and February 2007 production, the company recorded the discounted present valued assuming a 4.90% borrowing rate (based on current loans). This reduced the face value of the note to $3,378,059.

      This transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

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

      31.2  Certification   of  Principal  Financial  Officer  pursuant  to  18
U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of  Principal  Financial  Officer  pursuant   to   18
U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed.

South Texas Oil Company's report on Form 8-K/A dated April 24, 2007 items 2.01 and 9.01

       On April 20, 2007, South Texas Oil Company entered into an Agreement and Plan of Merger whereby Leexus Properties Corp was merged into Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company. As consideration for the merger, the Company is issuing 2,000,000 shares of restricted common stock (valued as $18,980,000 or $9.49 per share) and provided $3 million in cash and issued a note for $4 million to the selling shareholders of Leexus Properties Corp. (Refer to Note 7 - Stockholders' Equity). Prior to the closing of the transaction, the seller spent additional funds on drilling and improving the assets being purchased. The $4 million note was increased to $4,485,241 based on the additional improvements made. The same terms apply to this note whereas the note is paid from production. This is a non-interest bearing note. Given this is a non-interest bearing note and the payments are made based on the lesser of 75% of the current months net production or 75% of the net production from the average December 2006, January 2007, and February 2007 production, the company recorded the discounted present valued assuming a 4.90% borrowing rate (based on current loans). This reduced the face value of the note to $3,378,059.

South Texas Oil Company's report on Form 8-K dated May 3, 2007 items 4.02.

      On May 2, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that as of April 17, 2007, authorized officers of the Company, after further research and discussion with its independent accountants, concluded that the Company's Annual Report on Form 10-KSB for the years ended December 31, 2005 and 2004 should no longer be relied upon because the financial statements need to be restated with respect to the accounting treatment of the following items:

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

The  2005 adjustments  increased  the  loss  by  $109,110,  from  $911,458,  to
$1,020,568.   The  basic loss per share increased from $0.20 to a loss of $0.22 per share.

Such financial statements have since been amended and may be relied upon.

South Texas Oil Company's report on Form 8-K dated June 20, 2007 items 5.02 and 9.01.

      On June 20, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that on June 18, 2007, South Texas Oil named Scott Zimmerman, the former President, CEO, and Founder of Storm Cat Energy, as President. Scott Zimmerman holds a Bachelor of Science in Petroleum Engineering.

Mr. Zimmerman's professional experience includes an extensive background in the oil and gas industry including working at Huber Corporation for 20 years where he was instrumental in the sale of Huber's Fruitland Coal CBM field for $100 + MM in profit. In 2002 he was Vice-President of Operations and Engineering for Evergreen Resources and responsible for over 1,000+ producing wells and 800,000 prospective acres. Evergreen was acquired by Pioneer Resources for $2.1 billion in 2004.

Additionally, On June 18, 2007, South Texas Oil named Bill Zeltwanger as Vice-President. Mr. Zeltwanger has been extensively involved in the industry since 1973. He started his career in the oil and gas industry in south Texas. For the past 6 years he has been a partner in Leexus Oil and Gas which recently sold its assets to South Texas Oil Company for approximately $26 million. He has extensive knowledge of the field the Company is currently drilling in.

South Texas Oil Company's report on Form  8-K  dated  July 19, 2007 items 2.01,
8.01 and 9.01.

      On July 19, 2007, South Texas Oil Company filed a Current Report on Form 8-K, relating to a press release issued on July 12 reporting that South Texas Oil Company had acquired additional oil and gas interests. South Texas Oil Company provided $1.8 million in cash as consideration for the purchase of the additional mineral interests.

South Texas Oil Company's report on Form 8-K dated July 31, 2007 items 7.01 and 9.01.

      On July 31, 2007, South Texas Oil Company filed a Current Report on Form 8-K, providing a Corporate update to the shareholders of the Company. The purpose of the Regulation FD Disclosure was to provide the shareholders of South Texas Oil Company a comprehensive overview of operations to date and provide disclosure on items the Company intends to discuss with the investment community.

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


                                   Date: August 20, 2007


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


                                   Date: August 20, 2007