Form 10QSB
period 2007-09-30
SOUTH TEXAS OIL CO
filed 2007-11-19
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                       Commission file number: 000-50732

                            South Texas Oil Company
                 --------------------------------------------
                (Name of small business issuer in its charter)

        Nevada                                               74-2949620
------------------------                                   --------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)

         769 Highway 95 N, Bastrop, TX                         78602
       ----------------------------------                    ---------
    (Address of principal executive offices)                 (Zip Code)


                    512-772-2474 (Telephone)  512-263-5046 (Fax)
                    --------------------------------------------
                           (Issuer's telephone number)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 15,651,919 outstanding, par value $.001 per share as of November 13, 2007.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................    F-1
          Balance Sheet (unaudited).................................    F-2
          Statements of Operations (unaudited)......................    F-3
	  Statements of Changes in Stockholders' Equity.............	F-4
          Statements of Cash Flows (unaudited)......................    F-5
          Notes to Financial Statements............................. 	F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
	   and Results of Operation.................................     3

Item 3. Controls and Procedures.....................................     7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................     8

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........     8

Item 3.   Defaults upon Senior Securities...........................     8

Item 4.   Submission of Matters to a Vote of Security Holders.......     8

Item 5.   Other Information..........................................    8

Item 6.   Exhibits and Reports on Form 8-K...........................    9

Signatures...........................................................   10

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2007, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2007 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2007.

                            SOUTH TEXAS OIL COMPANY
                                BALANCE SHEETS



                                                  UNAUDITED    AUDITED
                                                   9/30/07     12/31/06
						-----------  -----------
CURRENT ASSETS:
Cash and cash equivalents                       $   413,621  $ 1,273,150
Accounts receivable                               3,437,571       40,230
Prepaid expenses                                     58,140        8,249
						-----------  -----------
TOTAL CURRENT ASSETS                              3,909,332    1,321,629

Office equipment, net of depreciation                89,543       30,206
Vehicles, net of depreciation                       132,827       22,033
Drilling rigs, net of depreciation                3,044,373            -
Proved reserves, net of depletion                18,057,536    2,024,548
Unproved reserves, net of depletion              33,765,018    1,085,975

OTHER ASSETS:
Debt Issuance Cost                                4,848,623            -
Deposits                                              1,500        1,500
						-----------  -----------
TOTAL OTHER ASSETS                                4,850,123        1,500
						-----------  -----------
TOTAL ASSETS                                    $63,848,752  $ 4,485,891
						===========  ===========

CURRENT LIABILITIES:
Accounts payable & accrued expenses             $ 3,186,824  $	  17,252
Asset retirement obligation                         479,460       28,283
Current portion of long term debt		  1,207,517	       -
Customer advances	                          1,504,262            -
Related party current portion of long-term debt      22,661       21,805
						-----------  -----------
TOTAL CURRENT LIABILITIES                         6,400,724       67,340
						-----------  -----------
Long term loans
Asset retirement obligation, long term              257,162      430,777
Long term notes payable                           4,513,065            -
Line of Credit                                   16,945,000            -
Related party L.T. debt, net of current portion      21,103       46,176
						-----------  -----------
TOTAL LIABILITIES                                28,137,054      544,293
						-----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value
    5,000,000 shares authorized, none issued              -            -
Common stock, $0.001 par value, 50,000,000
shares authorized; 15,651,919 shares issued
and outstanding at September 30, 2007                15,652       13,445
Additional paid-in capital                       39,692,669   13,580,620
Subscribed stock                                          -   (7,500,000)
Deferred compensation                               (16,625)           -
Accumulated deficit                              (3,979,998)  (2,152,467)
						-----------  -----------
TOTAL STOCKHOLDERS' EQUITY                       35,711,698    3,941,598
						-----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $63,848,752  $ 4,485,891
						===========  ===========


              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                           STATEMENTS OF OPERATIONS
                     For the Three and Nine Months Ended
                          September 30, 2007 and 2006




                                             UNAUDITED     UNAUDITED     UNAUDITED     UNAUDITED
                                              3 MONTHS 	    3 MONTHS 	 9 MONTHS 	9 MONTHS
					       ENDED	     ENDED	   ENDED	 ENDED
                                              9/30/07       9/30/06       9/30/07       9/30/06
					     -----------   -----------	 -----------  ------------
REVENUE
Oil and gas sales                            $ 1,575,011   $   173,544   $ 2,466,906  $	   446,253
Drilling rig income                              397,811             -       920,312             -
					     -----------   -----------	 -----------  ------------
     Total revenues                            1,972,822       173,544     3,387,218       446,253

EXPENSES
General and administrative                       314,931       122,861       781,246       299,419
Drilling rig costs                               304,289             -       778,633             -
Production costs                                 693,003        25,296     1,129,776        86,415
Depreciation, depletion, and amortization        347,275        36,125       750,947       101,370
Asset retirement obligation expense                6,912             -        20,400             -
Plugging of wells                                      -        15,821             -        56,676
Production taxes                                  31,277        10,721        36,073        14,174
					     -----------   -----------	 -----------  ------------
     Total expenses                            1,697,687       210,824     3,497,075       558,054
					     -----------   -----------	 -----------  ------------
OTHER INCOME (EXPENSE)
Interest income                                    3,197        25,433        23,381        52,122
Forgiveness of debt                                    -             -             -        12,222
Interest expense                                (773,475)            -    (1,741,055)     (159,303)
					     -----------   -----------	 -----------  ------------
     Total other income (expense)               (770,278)       25,433    (1,717,674)      (94,959)
					     -----------   -----------	 -----------  ------------
Loss before provision for income taxes          (495,143)      (11,847)   (1,827,531)     (206,760)
Provision for income taxes                             -             -             -             -
					     -----------   -----------	 -----------  ------------
NET LOSS                                     $  (495,143)  $   (11,847)  $(1,827,531) $   (206,760)
					     ===========   ===========	 ===========  ============
BASIC WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  15,558,214    10,818,266    14,072,084     7,855,972
					     ===========   ===========	 ===========  ============
DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  15,558,214    10,818,266    14,072,084     7,855,972
					     ===========   ===========	 ===========  ============
BASIC NET LOSS PER SHARE                     $	   (0.03)  $	    **   $     (0.13)  $     (0.03)
					     ===========   ===========	 ===========  ============
DILUTED NET LOSS PER SHARE                   $	   (0.03)  $	    **   $     (0.13)  $     (0.03)
					     ===========   ===========	 ===========  ============

** = less than $0.01 per share


              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                  CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDER EQUITY
			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
 	  			   UNAUDITED



										Subscribed
                                Common   	Common  	Additional	Stock /
                                Stock    	Stock    	Paid-in     	Deferred       Income      	Total
                                Shares    	Amount  	Capital   	Compensation   Deficit     	Equity
				----------	-------		-----------	------------   -----------	-----------

Balance at December 31, 2006    13,444,743 	$13,446 	$13,580,620 	$ (7,500,000)  $(2,152,467)     $ 3,941,598

Issued for royalty payments         13,098      $    13     	$    74,146     $	   -   $	  -     $    74,159

Issued related to the cashless      50,000      $    50       	$	(50)    $	   -   $	  -     $	  -
conversion of options

Issued for services                  6,000      $     6    	$    56,994   	$    (16,625)  $	  -     $    40,375

Warrants issued in accordance            -      $     -  	$ 5,700,945     $	   -   $	  -  	$ 5,700,945
with loan agreement

Purchase of Leexus Properties    2,000,000  	$ 2,000 	$18,978,000     $	   -   $	  - 	$18,980,000

Purchase of Colorado Leases              -            -          	  -	$  7,500,000              -     $ 7,500,000

Contribution of vehicle-related          -      $     -      	$     2,151     $	   -   $	  -     $     2,151
party

Purchase of Diversity              105,820    	$   105   	$   999,895     $	   -   $	  -  	$ 1,000,000

Purchase of Drilling Rig            32,258     	$    32    	$   299,968     $	   -   $	  -    	$   300,000

Net Profit (Loss) for nine
months
Ended September 30, 2007                 -      $     -         $	  -     $	   -   $(1,827,531)	$(1,827,531)
				----------	-------		-----------	------------   -----------	-----------
Balance at September 30, 2007   15,651,919 	$15,652 	$39,692,669   	$    (16,625)  $(3,979,998)     $35,711,698
				==========	=======		===========	============   ===========	===========



              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY
                            STATEMENT OF CASH FLOWS
                          For the Nine Months Ended
                          September 30, 2007 and 2006



                                            		 UNAUDITED     UNAUDITED
                                              		 9 MONTHS      9 MONTHS
					       		   ENDED	 ENDED
                                              		  9/30/07       9/30/06
					     		-----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          	$(1,827,531)  $  (206,760)

Stock issued for services and purchases                      40,377        (3,055)
Stock issued for settlement of debt and interest	          -       100,620
Debt issuance costs related to funding		            852,323             -
Notes issued for purchases 	                          2,200,000	        -
Depreciation, depletion and amortization  	            750,947       101,370
Increase in accounts receivable  	    		 (3,397,340)      (34,127)
Increase in deposits 		                                  -        (2,550)
Increase in prepaid expenses 	         		    (49,891)       (4,074)
Decrease in related party accrued interest 	                  -        (9,000)
Increase in accrued interest 	                                  -        47,690
Increase in asset retirement obligation 	            277,562		-
Decrease in payroll liabilities 	                          -       (47,510)
Increase in accounts payable 	                          3,169,570        31,350
					     		-----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	  2,016,016       (26,046)
					     		-----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	                (20,649,783)     (578,228)
					     		-----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in loans payable	                    853,454       (66,650)
Decrease in related party notes payable	          	    (24,216)      (33,875)
Increase in line of credit 	                         16,945,000             -
Sale of common stock      	                                  -     1,124,531
					     		-----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES 	         17,774,238     1,024,006
					     		-----------   -----------
NET INCREASE (DECREASE) IN CASH 	                   (859,529)      419,732

BALANCE, BEGINNING 	                                  1,273,150     1,874,862
					     		-----------   -----------
BALANCE, ENDING  	                                $   413,621   $ 2,294,594
							===========   ===========

INTEREST PAID                                           $	656   $		-
							===========   ===========
TAXES PAID                                              $	  -   $		-
							===========   ===========
Summary of Non Cash Items:
Stock issued to pay royalty payments                    $    74,159
Purchase of leases for note and stock              	$31,025,316
Contribution of Vehicle from related party              $     2,151
Capitalized debt issuance costs                     	$ 5,700,945
Purchase of drilling rig with note and stock        	$ 1,000,000

              The accompanying notes to financial statements are
                an integral part of these financial statements.

                            SOUTH TEXAS OIL COMPANY

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - History and Organization and Significant Accounting Policies


South Texas Oil Company (formerly known as Nutek Oil, Inc.) was incorporated on December 3, 1998. The Company is in the oil producing business primarily in Colorado and Texas. The Company purchased selected equipment and assets from Clipper Operating Company and began operations as a separate company during 2001.

Principles of Consolidation:

The  attached consolidated financial statements include  the  accounts  of  the
Company  and  its  wholly  owned  subsidiaries.   All significant inter-company
transactions have been eliminated in consolidation.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.


NOTE 2 - OIL PROPERTIES

 Oil properties are made up of the following:

                              09/30/07       12/31/06
                            -----------     ----------
 Proved reserves            $19,565,812     $2,892,358
 Unproved reserves           33,981,800      1,238,950
 Drilling rigs                3,073,098              -
 Office equipment                97,482         31,433
 Vehicles                       144,728         22,753
  Accumulated depreciation   (1,773,623)    (1,022,732)
                            -----------     ----------
                            $55,089,297     $3,162,762
			    ===========     ==========


The company has recorded the entire asset retirement obligation related to the wells in Big Foot / Kyote as a current liability due to the sale pending as of September 30, 2007. (See Note 9)



NOTE 3 - LINES OF CREDIT

The Company has a line of credit agreement with a financial institution which provides maximum borrowing of $75,000. Interest on outstanding balances accrues at prime plus 2% and is payable monthly. The interest rate at September 30, 2007 is 10.25%. The line must be renewed each year. The balance at September 30, 2007 is $0.

On January 31, 2007, the Company received a 3 year, $15 million secured revolving credit facility. The lender received a warrant to purchase 1,000,000 shares at $10.00 per share for a period of five (5) years of South Texas Oil Company common stock as part of the funding commitment. Interest accrues at prime plus 4%, payable quarterly, in arrears. On September 25, 2007 the credit facility was increased to $30 million. The interest rate on September 30, 2007 was 11.75%. The balance owed as of September 30, 2007 is $16,945,000. Accrued and unpaid interest on September 30, 2007 was $432,351.

South Texas Oil Company and/or its subsidiaries will execute and deliver to Lender those certain Conveyances of Overriding Royalty Interests, each in a form acceptable to Lender, whereby South Texas shall, and/or shall cause the applicable Subsidiaries to, grant perpetual overriding royalty interests in its and the subsidiaries' current and future interests in the hydrocarbon production of all of their leases in the Giddings and Bastrop properties (the "Override Properties") as follows:

* Overriding royalty interests of Lender in the Override Properties equal to 4% until the Override Properties produce 1,000 bbls per day net to the subject working interests for 90 consecutive days;

* Thereafter, overriding royalty interests of Lender in the Override Properties equal to 3% until the Override Properties produce 2,000 bbls per day net to the subject working interests for 90 consecutive days; and

* Thereafter, overriding royalty interests of Lender in the Override Properties equal to 2%.

Notwithstanding the foregoing, at any time after Borrower repays in full all of the outstanding Notes (as defined in the Security Agreement) and the Loan Agreement has been terminated, such overriding royalty interests of Lender in the Override Properties shall be 2%.

Note 4 - Notes Payable

The Company had loans outstanding of $5,720,582 as of September 30, 2007 as follows:


INTEREST  LOANS PAYABLE                                           SEPT 30,
RATE                                                                2007
--------  ---------------------------------------------------	 --------
4.90%     Secured vehicle note payable, principal is $34,671,
	  required monthly payment of $799 for 48 months,        $ 31,030
          matures April 28, 2011.
4.90%     Secured vehicle note payable, principal is $30,090,
	  required monthly payment of $693 for 48 months,          26,930
          matures April 28, 2011.
Unstated  Note payable, principal of $180,000 with no stated
	  interest rate, required monthly payment of $5,000       117,317
          for 18 months, $22,500 for 4 months. (Refer to additional disclosure in Note 6 - Acquisition of Assets)

	  Leexus shareholder note payable, payable out of	3,419,231
  	  production (See Note 6)

	  Diversity Petroleum, LP, payable at $62,500		1,426,074
	  per month for 24 months, matures October 2009

7.00%	  Granite Energy, Inc., payable at $31,341 per month	  700,000
	  for 24 months, matures November 2009

								---------
                   Total Notes Payable                          5,720,582
								---------
                   Less:  Current portion of long-term debt    (1,207,517)
								---------
                   Net Long-Term Debt                          $4,513,065
								=========



NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has an outstanding note payable to Murray Conradie, the Company's CEO, related to the purchase of wells during the 2nd quarter of 2005, with a balance owed as of September 30, 2007 of $24,530. This note is to be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

The Company has an outstanding note payable to Jason Griffith, the Company's former CFO, related to the purchase of wells during the 2nd quarter of 2005, with a balance owed as of September 30, 2007 of $17,454. This note is to be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

Note 6 - Acquisition of Assets

On April 20, 2007, South Texas Oil Company entered into an Agreement and Plan of Merger whereby Leexus Properties Corp was merged into Leexus Operating Company, a newly formed subsidiary of South Texas Oil Company. As consideration for the merger, the Company issued 2,000,000 shares of restricted common stock (valued as $18,980,000 or $9.49 per share) and provided $3 million in cash and issued a note for $4 million to the selling shareholders of Leexus Properties Corp. (Refer to Note 7 - Stockholders' Equity). Prior to the closing of the transaction, the seller spent additional funds on drilling and improving the assets being purchased. The $4 million note was increased to $4,485,241 based on the additional improvements made. The same terms apply to this note whereas the note is paid from production. This is a non-interest bearing note. Given this is a non-interest bearing note and the payments are made based on the lesser of 75% of the current months net production or 75% of the net production from the average December 2006, January 2007, and February 2007 production, the company recorded the discounted present valued assuming a 4.90% borrowing rate (based on current loans). This reduced the face value of the note to $3,378,059. During the quarter ended September 30, 2007, $41,172 of the discount was amortized to expense.

The purchase price of $25,980,000 was allocated between proved and unproved reserves. $18,967,244 was allocated to unproven reserves, whereas $7,012,756 was allocated to proven reserves. The allocation was based on an estimate of a 48 month payback, based on prior production. The company is in the process of obtaining engineering reports for these properties.

On June 18, 2007, the Company entered into an agreement to acquire certain oil and gas interests and certain assets of Senora Resources, Inc. and James D. Dobos, II (collectively the "Seller"). As consideration for the acquisition, the Company provided $1.8 million in cash.

The entire  purchase price of $1,800,000 was allocated to proven reserves.  The
company  is  in   the  process  of  obtaining  engineering  reports  for  these properties.

On April 4, 2007, the Company entered into an equipment purchase agreement with TeXana Drilling, LLC (TeXana) and CD Kirchner, an individual and sole member of TeXana Drilling, LLC to purchase an oil well drilling rig and related equipment for a total purchase price of $1,065,418. The purchase price is to be paid as follows in accordance with the agreement:

   a. The Company paid Six Hundred and Ten Thousand four hundred eighteen dollars ($610,418) to Republic Bank of Norman OK to settle the sellers outstanding loan.
   b. The Company paid Two Hundred and Seventy Five Thousand dollars ($275,000) at closing; and
   c. The balance of One Hundred and Eighty Thousand dollars ($180,000) will be paid as follows:
         i. Five Thousand dollars ($5,000) per month commencing sixty days after closing for a period of Eighteen (18) months; and
         ii. Twenty Two Thousand Five Hundred dollars ($22,500) per month for four (4) months commencing month Nineteen (19) after closing.

The  Company has deferred  making  the  monthly  payments  because  significant amounts of unanticipated repair work was required on the drill rig. Furthermore, the Company anticipates that the note will be reduced in the future by the amounts incurred for parts and repairs during the 90 day warranty period specified in the purchase agreement. The total amount of reduction of the notes incurred during the nine months ended September 30, 2007 was approximately $62,700.

On September 17, South Texas Oil purchased a second drilling rig from Granite Energy, Inc. for $1,300,000. The Company paid $300,000 in cash, issued 32,258 shares of restricted stock valued at $300,000 and pay the remaining balance of $700,000 over a period of 24 months at 7% interest.

On September 25, 2007, South Texas Oil Company, through a subsidiary STO Properties, LLC, purchased all rights, titles and interests (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Diversity Petroleum, LLP (including interests in oil, gas and/or mineral leases covering such lands and wells, overriding royalties, production payments and net profits interests in such lands, such leases and wells, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals)for an amount of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million at ten percent (10%) interest only if defaulted and issuing restricted shares valued at $1 million. Because the interest is only due upon default, the company recorded the note at its Net Present Value of $1,426,074.

NOTE 7 - STOCKHOLDERS' EQUITY

In January 2007, the Company issued 13,098 shares valued at $74,159 to royalty owners of a certain lease in order to obtain the assignment of all rights, title and interest in the production payment in leases.

In January 2007, the Company issued 50,000 shares for options exercised on a cashless basis at $0.46 per share.

In January 2007, the Company issued 6,000 shares of common stock valued at $57,000 in connection with a 12 month services agreement entered into on January 15, 2007. The Company expensed $40,375 for services rendered through September 30, 2007 and recorded deferred compensation for $16,625 as of September 30, 2007.

In connection with the $15 million secured revolving credit facility obtained, the Company granted warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $10 per share for a period of five (5) years. The Company capitalized this as debt issuance costs in the amount of $5,700,945, the fair value of the warrants on the date of grant. Since these warrants were issued in connection with the line of credit, the Company allocated the fair value between the line of credit and the warrants. The difference between the fair value and the allocated fair value is being amortized over the term of the line of credit. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends $-0-; volatility: 180%; risk free interest rate: 5.00%. The debt issuance costs will be amortized on a straight line basis over the life of the credit facility; three (3) years. For the three months ended September 30, 2007, the Company expensed $1,266,878 of debt issuance costs. The remaining debt issuance costs of $4,434,067 will be amortized over the next twenty eight
(28) months at $158,360 per month.

In connection with the agreement and plan of merger entered into between Leexus Properties Corp. and South Texas Oil Company, the Company issued 2,000,000 shares of restricted common stock valued as $18,980,000 or $9.49 per share, the fair market value of the stock on the date of acquisition.

In June 2007, a related party contributed a vehicle with the fair market value of $2,151. Due to the related party nature of the transaction, the contributed capital was recorded to additional paid in capital.

On November 2, 2006, the company signed a Letter of Intent for the purchase of up to 75% working interest (WI) and 60% Royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired. Concurrent with signing this letter of intent, the Company issued 2,419,355 shares of restricted common stock for consideration of $7,500,000 based upon a five day closing average of the South Texas Oil Company shares as agreed upon when the original Letter of Intent was signed. The transaction was closed during 2nd quarter and payment of the stock was made. As of September 30, 2007, the Company has only acquired 37.5% of the working interest in these leases.

In connection with the recent acquisition on September 25, 2007, by South Texas Oil Company, through a subsidiary STO Properties, LLC, purchased all rights, titles and interests (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Diversity Petroleum, LLP (including interests in oil, gas and/or mineral leases covering such lands and wells, overriding royalties, production payments and net profits interests in such lands, such leases and wells, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals)for an amount of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing 105,820 restricted shares valued at $1 million.

In connection with the purchase of the drilling rig during the 3rd quarter, the company issued 32,258 shares of restricted shares valued at $300,000.

NOTE 8 - LEGAL PROCEEDINGS

South Texas Oil Company is currently the Plaintiff in a lawsuit filed against Leexus LLP, Mr. Mark Jaehne and Mr. Bennie Jaehne for failing to adhere to the terms of the merger Agreement signed in April.

On August 29, 2007, South Texas Oil Company as plaintiff filed a Petition as Cause No. 2007-51820 in Harris County District Court, TX, against Leexus Oil and Gas, LLP, Mark Jaehne and Bennie Jaehne as defendants. South Texas Oil Company is claiming, conversion, breach of contract and breach of fiduciary duty. South Texas Oil Company is seeking the court to enforce the terms of the Merger Agreement which have being breached, the repayment of misappropriated funds and attorneys fees.

On September 25, 2007 Bennie Jaehne and Mark Jaehne filed a countersuit Cause 26,710 in Bastrop County Texas against Murray Conradie, STO Operating Company (f/k/a Leexus Operating Company), and South Texas Oil Company (a/k/a Southern Texas Oil Company) as defendants. The Jaehne's are claiming South Texas's failure to comply with the Merger Agreement and are claiming damages in excess of $1,000,000.

South Texas Oil Company believes the Jaehne's countersuit is without merit and will continue to pursue all legal remedies related to this matter. South Texas Oil Company is also confident it will prevail in the outcome of this litigation and therefore is not providing a reserve for this action.


NOTE 9 - SUBSEQUENT EVENTS

South Texas Oil sold its interests in Atascosa, Frio and Somerset Counties on October 5, 2007 to Granite Energy, Inc. for an amount of $3,061,937. This area of operation was comprised mainly of stripper wells and was considered non-core. This sale will allow the Company to focus its resources on its South Central Texas properties. While the sale was effective September 30, 2007, it was not completed until October 5, 2007, thus it will be reported in the 4th quarter.

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

   South Texas Oil Company has recently purchased a second drilling rig to cost effectively drill its oil and gas wells.

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

Short Term Goals

    1. The Company recently purchased a second drilling rig to provide cost savings and flexibility in the drilling of its own wells. The company expects to have this second rig drilling in the Bastrop field before the end of November.

    2. The Company intends to re-enter two of the Bastrop verticals and drill one horizontal leg in the Buda and one horizontal in the Chalk formation before year end.

    3. The Company also intends to maintain its current schedule of drilling 2 Bastrop wells per month through the end of 2007.

Long Term Goals

    1. To drill and complete an additional 3-4 in-field wells in the 6 months following the drilling of the initial well should this in-field well produce a minimum of 5 barrels of oil per day. Funding for the drilling of these additional wells will be provided from the funding received.

    2. To Drill 3-5 oil wells in our Colorado acreage.

    3. Seek additional acquisitions that tie in with our focus of Texas properties.

     Concerning working capital, historically our revenues have been insufficient to cover operations. Consequently, the Company has relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs. This evaluation is based on the increased price of oil, the additional well workovers planned for the year, as well as the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of oil wells. We entered into a funding agreement recently which provides South Texas Oil Company a $15 million credit facility, this facility was recently increased to $30 million. This should provide the necessary capital for our needs over the next twelve months.

Results of Operations

      For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

      Oil sales. For the three months ended September 30, 2007, oil revenues were $1,575,011 compared to $173,544 for the same period during 2006, an increase of $1,401,467. The increase was the result of increased production in our exploration endeavors and additional interest purchased from properties of which the company already held a position.

       Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $347,275 for the three months ended September 30, 2007 compared to $36,125 for the same period in 2006, an increase of $311,150. The increased depreciation, depletion and amortization expenses were the result of the purchase of equipment and leasehold improvements for the period ended September 30, 2007.

      General and administrative expenses. General and administrative expenses were $314,931 for the three months ended September 30, 2007 compared to $122,861 for the same period in 2006, a decrease of $192,070. This increase was primarily related to the additions in support staff need for the increased drilling and operation activity the company has experienced compared to the period ended September 30, 2006.

      Interest expense (net of interest income). Interest expense was $773,475 for the three months ended September 30, 2007 compared to $0 for the same period in 2006, an increase of $773,475. The increase was due to asset acquisition through purchase oil and gas interest funded from our line of credit.

      Net income (loss). Net loss increased by $483,296 to $(495,143) for the three months ended September 30, 2007 from $(11,847) for the same period in 2006. The primary reasons for this decrease include a increase in administration costs of $192,070, an increase in production costs of $667,707, an increase in depreciation, depletion and amortization costs of $311,150, an increase in interest costs of ($773,475) associated with our recent funding, an decrease in plugging costs of $15,821 and an increase in production taxes of $20,556.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Oil sales. For the nine months ended September 30, 2007, oil revenues were $2,466,906 compared to $446,253 for the same period during 2006, an increase of $2,020,653. The increase was the result of increased oil production as a result of workovers and increased oil prices.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expenses were $750,947 for the nine months ended September 30, 2007 compared to $101,370 for the same period in 2006, an increase of $649,577. The increased depreciation, depletion and amortization expenses were the result of the purchase of additional equipment and leasehold improvements during the period ended September 30, 2007.

General and administrative expenses. General and administrative expenses were $781,246 for the nine months ended September 30, 2007 compared to $299,419 for the same period in 2006, an increase of $481,827. This increase was primarily related to the increase in overhead as a result of increased payroll costs, insurances, travel and lease administration costs.

Interest expense (net of interest income). Interest expense was $1,741,055 for the nine months ended September 30, 2007 compared to $159,303 for the same period in 2006, an increase of $1,581,752. The increase was due to asset acquisition through purchase oil and gas interest funded from our line of credit.

Net income (loss). Net loss increased by $1,620,771 to $(1,827,531) for the nine months ended September 30, 2007 from $(206,760) for the same period in 2006. The primary reasons for this decrease include an increase in interests costs of $1,581,752, an increase in drilling rig costs of $ 778,633, an increase in depreciation, depletion and amortization costs of $649,577, coupled with an offsetting increase in revenue of $2,940,965.

Capital Resources and Liquidity

Liquidity

Management believes that its working interest revenues from the existing wells will meet its minimum general and administrative cost requirements and provide the basic liquidity South Texas Oil Company needs to operate at current levels over the next twelve months.

For the nine month period ended September 30, 2007 South Texas Oil Company decreased its working capital from a positive $1,254,289 as at December 31, 2006 to a negative $2,491,392 as of September 30, 2007. This decrease in working capital was a result of a decrease of cash on hand of $859,529, an increase in accounts receivable of $3,397,341, an increase in prepaid expenses of $49,891, an increase in accounts payable of $3,169,572, an increase in asset retirement obligation of $277,562, an increase in current portion of long term debt of $1,185,712, and an increase in customer advances of $1,504,262, and an increase in related party debt, short term, of $856.

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

On September 30, 2007 South Texas Oil Company had total assets of $63,848,752 compared to $4,485,891 on December 31, 2006, an increase of $59,362,861. The reason for the increase in assets is a result of the decrease in cash on hand of $859,529, an increase in accounts receivable of $3,397,341, an increase in prepaid expenses of $49,891, along with a corresponding increase in the Property and Equipment and Reserves of $51,926,535, along with an increase in Debt Issue Cost of $4,848,623. South Texas Oil Company had a total stockholders' equity of $35,711,698 on September 30, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $31,770,100.

Significant Subsequent Events occurring after September 30, 2007:

      Effective October 1, 2007 the Company retained the services of Mr. Rickey Cooksey as CFO and Mr. James Grubb as Vice-President Geology of South Texas Oil Company. Mr. Cooksey is qualified as a CPA with over 24 years of experience in oil and gas accounting. Mr Grubb is a Certified Petroleum Geologist with a Master of Arts from Bowling Green University with over 30 years experience working both onshore and offshore.

      Effective  October  31, 2007 South Texas Oil Company began trading on the
NASDAQ Global Market under  its  current  symbol  STXX.   The  Company had been
trading on the OTCBB under the same symbol since 2005.

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

                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      South Texas Oil Company is currently the Plaintiff in a lawsuit filed against Leexus LLP, Mr. Mark Jaehne and Mr. Bennie Jaehne for failing to adhere to the terms of the merger Agreement signed in April. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against South Texas Oil Company.

On August 29, 2007, South Texas Oil Company as plaintiff filed a Petition as Cause No. 2007-51820 in Harris County District Court, TX, against Leexus Oil and Gas, LLP, Mark Jaehne and Bennie Jaehne as defendants. South Texas Oil Company is claiming, conversion, breach of contract and breach of fiduciary duty. South Texas Oil Company is seeking the court to enforce the terms of the Merger Agreement which have being breached, the repayment of misappropriated funds and attorneys fees.

On September 25, 2007 Bennie Jaehne and Mark Jaehne filed a countersuit Cause 26,710 in Bastrop County Texas against Murray Conradie, STO Operating Company (f/k/a Leexus Operating Company), and South Texas Oil Company (a/k/a Southern Texas Oil Company) as defendants. The Jaehne's are claiming South Texas's failure to comply with the Merger Agreement and are claiming damages in excess of $1,000,000.

South Texas Oil Company believes the Jaehne's countersuit is without merit and will continue to pursue all legal remedies related to this matter. South Texas Oil Company is also confident it will prevail in the outcome of this litigation and therefore is not providing a reserve for this action.

To the knowledge of management, no director, executive officer or affiliate of South Texas Oil Company is a party adverse to South Texas Oil Company or has a material interest adverse to South Texas Oil Company in any proceeding.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended September 30, 2007, South Texas Oil Company issued securities using the exceptions available under the
Securities  Act  of  1933   including   unregistered  sales  made  pursuant  to
Section 4(2)  of  the Securities Act of 1933 as follows:

      On September 25, 2007, South Texas Oil Company, through a subsidiary STO Properties, LLC, purchased all rights, titles and interests (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Diversity Petroleum, LLP (including interests in oil, gas and/or mineral leases covering such lands and wells, overriding royalties, production payments and net profits interests in such lands, such leases and wells, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals)for an amount of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing restricted shares valued at $1 million.

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

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications required by Rule 13a-14(a) or Rule 15d-
14(a)

      31.1    Certification   of   Chief   Executive  Officer  pursuant  to  18
U.S.C.ss.1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification  of  Principal  Financial  Officer   pursuant  to  18
U.S.C.ss.1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  Certification  of   Principal   Financial  Officer  pursuant  to  18
U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

      (a)  Report on Form 8-K filed July 19, 2007, item 2.01 and 8.01.

      On July 12, 2007, South Texas Oil Company issued a news release reporting that South Texas Oil Company had acquired additional oil and gas interests. On June 18, 2007, South Texas Oil Company agreed to acquire certain oil and gas interests and certain related assets of Senora Resources, Inc and James D. Dobos, II, individually, (collectively the "Seller"). There exists no material relationship other than in respect of the transaction, between the registrant or any of its affiliates, or any officer and director and the Seller of the mineral interests. South Texas Oil Company provided $1.8 million in cash as consideration for the purchase of the additional mineral interests.

      (b)   Report on Form 8-K filed July 31, 2007, item 7.01.

      On July 31, 2007, South Texas Oil Company provided a Corporate update to the shareholders of the Company. The purpose of this Regulation FD Disclosure, is to provide the shareholders of South Texas Oil Company a comprehensive overview of operations to date and provide disclosure on items the Company intends to discuss with the investment community

      (c)  Report on Form 8-K filed August 28, 2007, item 5.02.

      On August 28, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that Effective August 27, 2007, Mr. Conrad Humbke has resigned as a member of our Board. Mr. Humbke will be replaced by Mr. Stanley Hirschman as an independent Director. Mr. Hirschman will be joined by Mr. Owen Naccarato and Mr. David Lieberman as independent Directors bringing the total Board members to 5.

      (d)  Report on Form 8-K filed September 26, 2007, item 1.01 and 8.01.

      On August 28, 2007, South Texas Oil Company filed a Current Report on Form 8-K, stating that on January 31, 2007, South Texas Oil Company received a 3 year, $15 million revolving credit facility. On September 25, 2007, South Texas Oil Company increased the credit facility from $15 million to $30 million. Additionally, on September 25, 2007, South Texas Oil Company, through a subsidiary STO Properties, LLC, purchased all rights, titles and interests (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Diversity Petroleum, LLP (including interests in oil, gas and/or mineral leases covering such lands and wells, overriding royalties, production payments and net profits interests in such lands, such leases and wells, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals)for an amount of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing restricted shares valued at $1 million.

      (e)  Report on Form 8-K filed October 2, 2007, item 5.02.

      Effective September 30, 2007, Marlene Hutcheson resigned as the Chief Financial Officer of the Company to focus on other professional obligations. Ms. Hutcheson has not had any disagreements with management or the company on any matter relating to the company's operations, policies or practices. Effective October 1, 2007 Mr. Rickey Cooksey was appointed as Chief Financial Officer of South Texas Oil. Mr. Cooksey is qualified as a CPA with over 24 years of experience in accounting.

      (f)  Report on Form 8-K filed November 7, 2007, item 7.01.

      On November 7, 2007, South Texas Oil Company provided a Corporate update to the shareholders of the Company. The purpose of this Regulation FD Disclosure, is to provide the shareholders of South Texas Oil Company a comprehensive overview of operations to date and provide disclosure on items the Company intends to discuss with the investment community.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   South Texas Oil Company

                                   /s/ Murray N. Conradie
                                   ----------------------
                                   Murray N. Conradie,
                                   CEO, Chairman and Director
                                   (Principal Executive Officer)

                                   /s/ Rickey Cooksey, CPA
                                   ----------------------
                                   Rickey Cooksey,
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                   Date: November 16, 2007


      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   South Texas Oil Company

                                   /s/ Murray N. Conradie
                                   ----------------------
                                   Murray N. Conradie,
                                   CEO, Chairman and Director
                                   (Principal Executive Officer)

                                   /s/ Rickey Cooksey, CPA
                                   ----------------------
                                   Rickey Cooksey, CPA
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                   Date: November 16, 2007