Form 10KSB
period 2007-12-31
SOUTH TEXAS OIL CO
filed 2008-04-15
CIK 1288946

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 001-33777


                              SOUTH TEXAS OIL COMPANY
                  --------------------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                         74-2949620
 ------------------------------                        ------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification No.)


       769 Highway 95 N, Bastrop, TX                         78602
   --------------------------------------              	    --------
  (Address of principal executive offices)                 (Zip Code)


                  512-772-2474 (Telephone) 512-263-5046 (Fax)
                  -------------------------------------------
                          (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had revenues of $5,351,595 for the fiscal year ended December 31, 2007.

      Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $72,029,251.

      As of April 11, 2008, the issuer had 16,482,571 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]









                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Description of Business....................................     5

Item 2.       Description of Properties..................................    16

Item 3.       Legal Proceedings..........................................    23

Item 4.       Submission of Matters to a Vote of Security Holders........    23

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters ..    23

Item 6.       Management's Discussion and Analysis of Financial
              Condition or Plan of Operation.............................    27

Item 7.       Financial Statements.......................................   F-1

Item 8.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.....................    33

Item 8A.      Controls and Procedures....................................    33

Item 8B.      Other Information..........................................    38


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........    41

Item 10.      Executive Compensation.....................................    47

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............    49

Item 12.      Certain Relationships and Related Transactions.............    52

Item 13.      Exhibits and Reports on Form 8-K...........................    53

Item 14.      Principal Accountant Fees and Services.....................    57

Signatures    ...........................................................    57













                                     PART I

Forward-Looking Statements

     References in this annual report to "the Company," "we," "us" or "our" are intended to refer to the Company. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

- Failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,
-    Incorporate estimates of required capital expenditures,
- Increase in the cost of drilling, completion and oil production or other costs of production and operations,
-    An inability to meet growth projections, and
- Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

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

      HYDROCARBONS refer to oil, gas, condensate and other petroleum products.

      PARTICIPATION INTEREST or WORKING INTEREST is an equity interest (compared with a royalty interest) in an oil and gas property whereby the participating interest holder pays its proportionate percentage share of development and operating costs and receives a corresponding net revenue interest share of the proceeds of hydrocarbon sales after deduction of royalties due on the gross income.

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

      TRAP is a geological structure in which hydrocarbons aggregate to form an oil or gas field.







ITEM 1.  DESCRIPTION OF BUSINESS.

   (a) Business Development

Historical Corporate Development

      SOUTH TEXAS OIL COMPANY was incorporated under the laws of the State of Nevada on July 31, 2001 as Nutek Oil, Inc., a wholly owned subsidiary of Nutek, Inc., a Texas corporation. The Company's Articles of Incorporation authorize 50,000,000 shares of Common Stock at $.001 Par Value and 5,000,000 preferred shares at $.001 Par Value. On August 1, 2001 and January 8, 2004, respectively, Nutek, Inc. distributed as a dividend a total of 703,012 shares of Nutek Oil, Inc. (Nevada) to the shareholders of Nutek, Inc. In a December 24, 2003 Form 8-K, Nutek, Inc. reported that it had distributed as a dividend to its shareholders all of the shares of Nutek Oil's common stock that Nutek Inc. has an interest in.

      On April 1, 2005, the Company changed its name from Nutek Oil, Inc. to South Texas Oil Company.

      Subsequent to the incorporation of the Company and its "spin off" from Nutek, Inc. as a wholly owned subsidiary, the Company assumed control of a non operating former subsidiary of Nutek, Inc. that had been incorporated in Texas as Nutek Oil, Inc in December 1998. On February 10, 2006, the Nutek Oil, Inc. incorporated in Texas changed its name to Southern Texas Oil Company. Presently, Southern Texas Oil Company is a wholly owned subsidiary if the Company.

      On April 4, 2007, the Company formed Leexus Operating Company, a wholly owned subsidiary incorporated pursuant to the laws of Texas. Leexus Operating Company is the surviving entity of a merger between Leexus Operating Company and Leexus Properties Corp., pursuant to which the Company gained control of certain leasehold assets in South Texas. Subsequent to the merger transaction, Leexus Operating Company changed its name to STO Operating Company.

      On August 15, 2007, the Company formed STO Drilling Company, a wholly owned subsidiary incorporated pursuant to the laws of Texas. STO Drilling Company is responsible for all drilling operations which are conducted directly by the Company.

      On September 18, 2007, the Company formed STO Properties LLC, a wholly owned subsidiary of STO Operating Company, as a limited liability company under the laws of Texas. STO Properties LLC owns certain oil and gas assets that are part of the business of the Company.

   (b) Business of Issuer

   The Company.

      The Company was formed for the purpose of development and operation of oil and gas properties with proven reserves. Our strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of larger reserve targets. The Company's initial development strategy has been to acquire such proven fields and attempt to increase production and the exploration of other proven formations in the same fields. This process involves consideration of the potential marginal output of wells measured against production costs that are higher than the revenue from hydrocarbons produced. The reasonable possibility exists that such marginal wells may have a material adverse affect on earnings. See Item 1 (c) Risk Factors Relating to the Oil Industry and Our Business.

      Our primary operational strategy includes the operation of our own projects, giving the Company substantial control over drilling and production costs.

General Discussion of Operations

       On April 1, 2007, we had an interest in 44 oil wells and on April 20, 2007, we entered into an Agreement and Plan of Merger with Leexus Properties Corp for a merger with Leexus Operating Company, a newly formed subsidiary of the Company, and Leexus Properties Corp., which then held certain oil and gas assets located in South Texas. We issued 2,000,000 shares of restricted common stock, valued at $18,980,000 or $9.49 per share, provided $3 million in cash and agreed to pay over time $4 million to the shareholders of Leexus Properties Corp., with 10% interest payable only in the event of default, in exchange for their stock in Leexus Properties Corp. Prior to the closing of the transaction, the $4 million was increased to $4,485,241 based on the additional improvements made to the properties by Leexus Properties Corp. Payments are made based on the lesser of 75% of the current months net production or 75% of the net production from the average of December 2006, January 2007, and February 2007 production of the assets conveyed.

       On April 4, 2007, we entered into an equipment purchase agreement with Texana Drilling, LLC and CD Kirchner, an individual and sole member of Texana Drilling, LLC to purchase an oil well drilling rig and related equipment for a total purchase price of $1,065,418. This purchase was part of our plan to conduct our own drilling operations in an effort to reduce costs and increase the efficiently of its oil and gas exploration process.

       On June 18, 2007, we entered into an agreement to acquire for a $1.8 million lump sum payment certain oil and gas interests and certain assets of Senora Resources, Inc. and James D. Dobos, II (collectively the "Seller") in south central Texas located in Brazos, Fayette, Gonzales and Lee Counties.

       On September 17, 2007, we purchased a second drilling rig from Granite Energy, Inc. for $1,300,000. We paid $300,000 in cash, issued 32,258 shares of restricted stock valued at $300,000 and a two year $700,000 note.

       On September  25,  2007,  the  Company,  through its STO Properties, LLC subsidiary, purchased all of the right, title and interest of Diversity Petroleum, LP, including interests in oil, gas and/or mineral leases, overriding royalties, production payments and net profits interests in many of the same properties acquired in the merger with Leexus Properties Corp. Of the $10 million consideration, we paid $7.5 million in cash, issued a promissory note for $1.5 million, and issued restricted shares of the Company's common stock valued at $1 million. The note bears 10% interest, payable only upon default.

      We currently have five full time employees and contract the services of consultants and contractors in the various areas of expertise as required. In addition, we contract for approximately twenty-one workers at specific well sites, on an as needed basis.

Operations

      Most of the engineering and geology for our projects is performed by consulting firms, while the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. This is the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration. We have purchased two drilling rigs in an effort to further reduce costs and increase operational efficiencies.

       Our Chief Operating Officer is responsible for all day to day field operations, including

       -  overseeing exploratory efforts and drilling activities;

       -  overseeing   land   administration,   land,   regulatory  compliance,
          production reporting, geoscience, technical, operational and other duties and responsibilities consistent with the above;

       - overseeing marketing, nominations, gas control, and other similar services under existing contracts to gather, transport, market, store, or sell oil and gas production, to manage i) the sale of production attributable to the Properties; (ii) gathering, compressing, transporting, drilling, or other necessary services; and
          (iii) gas balancing payments in lieu of in kind volumes, payments of AFEs, cash calls, insurance, taxes and the like;

       - administering the books, records and accounts associated with ownership of assets, including daily drilling, workover and safety incident reports; preparing and filing all appropriate forms and reports for governmental agencies; and preparing and sending reports, change of operator notices or designations to third party co-owners as necessary

       - overseeing oil lease repairs to electrics, maintaining the operation of the wells, providing production reports to the Company and communicating with the oil haulers to collect production when necessary.

       - overseeing severance, production and similar taxes, lease rentals, shut-in royalties, minimum royalties, payments in lieu of production, royalties, overriding royalties, production payments, net profit payments and other similar burdens associated with the ownership of the assets

      Our website address is http://www.southtexasoil.com

   (c) Risk Factors Relating to the Oil Industry and Our Business.

1. The Company must increase its oil and gas production revenue or this could adversely affect our oil and gas operations.

      Our long term success is ultimately dependent on our ability to expand its revenue base through the acquisition and development of producing properties. We have made significant investments in producing properties in Texas. The acquisitions are not indicative of future success.

      If we are not successful in reducing costs as a percentage of increased revenue, the Company may not be able to generate sufficient cash flows to meet its obligations as they come due. This inability raises the question as to whether the Company will be able to continue as a going concern.

      All of the drilling projects and producing property acquisitions are subject to the risk of failure and the loss of our investment. In the event we are not able to increase the revenues from our properties, or unable to continue to produce oil or gas from its properties, our oil and gas leases could be subject to termination and the Company may lose its rights to these leases.

2. Prices of oil and gas fluctuate widely based on market conditions and any extended decline in oil or gas prices, especially oil prices, may adversely affect our business, financial condition or the results of our operations and our ability to meet our capital expenditure obligations and financial commitments.

      Our revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for oil. Historically, oil and gas markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. The price we receive for our oil and gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Lower oil or gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil or gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, including:
				-8-

        - political conditions in the oil producing and exporting countries;

        - the supply and price of foreign oil;

        - the level of consumer product demand;

        - the price and availability of alternative fuels;

        - extreme weather conditions and acts of force majeure;

        - the  effect  of  federal  and  state  regulation   of  production and
          transportation; and

        - the proximity of our wells to pipelines and their capacity.

3. Unless we replace our oil and gas reserves, primarily oil reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

      The following oil and gas leases contain proved developed producing oil reserves: Ann Burns A, Jane Burns B, Jane Burns, G. Davidson, Foster, Talley, and E. Wright. The following leases have not been attributed with proved developed producing reserves: Ann Burns, Jane Burns C, Jane Burns D, Jane Burns E, Jane Burns F, Crowther, Hill, Tomblin, and Wright. Successful development and production of those reserves cannot be assured. Additional drilling or workovers will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. Our present oil wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil or gas may not commence when expected, there may be unfavorable markets for oil and produced in the future or that prior production rates cannot be maintained. If we are unable to develop or produce reserves for continued production at current rates, the Company would become unprofitable or cease business.

4. Drilling for and producing oil and gas is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common industry risks that can make a particular project uneconomical. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, shortages of, or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners and well servicing companies. Our wells may be shut-in for lack of a market until a pipeline or gathering system with available capacity is extended into our area. Our oil and gas wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them. The affect of one or more of the above factors could result in the Company becoming unprofitable or ceasing business.

5. Competition in the oil and gas industry is intense, which may adversely affect our ability to compete.

      The oil and gas industry is highly competitive. We compete with other companies for property acquisitions and for opportunities to explore or to develop and produce oil and gas. We face strong competition from many companies and individuals with greater capital, financial resources and larger technical staffs. We also face strong competition in procuring services from a limited pool of laborers, drilling service contractors and equipment vendors. The affect of one or more of the above factors could result in the Company becoming unprofitable or ceasing business.

6. The Company may not carry sufficient insurance, which could adversely affect our business, financial condition and future operations.

      The Company and well operators maintain general liability insurance, but it may not cover all future claims. If a large claim is successfully asserted against the Company, it might not be covered by insurance, or it might be covered but cause the Company to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving operations or even insurance companies disputing coverage could divert management's attentions and energies away from operations. The nature of the oil and gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to the Company.

7. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

   Estimating our proved reserves involves many uncertainties, including factors beyond our control. There are uncertainties inherent in estimating quantities of proved oil reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

   - historical production from the properties compared with production from other producing properties;

   -  the effects of regulation by governmental agencies;

   -  future oil and prices; and

   - future operating costs, severance and excise taxes, abandonment costs, development costs, workover costs and remedial costs.

8. Governmental regulation, environmental risks and taxes could adversely affect our oil and gas operations in the State of Texas or State of Colorado.

      Our oil and gas operations in Texas and Colorado are subject to regulation by federal and state governments, including environmental laws. To date, we have not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect our business and increase the costs of planning, designing, drilling, installing, operating and abandoning our oil wells. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injection, utilization, the maximum price at which oil and production could be sold, energy taxes and the discharge of hazardous materials into the environment.

      The Company is subject to laws and regulations that control the discharge of materials into the environment require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Company may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence of fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company.

9. Properties that we buy may not produce oil and gas in the quantities projected, and we may be unable to identify liabilities associated with the properties or obtain adequate protection from sellers against such liabilities.

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

      The joint operating agreements with participants in an oil and gas venture generally provide for the indemnification of the Registrant as operator; however, joint operating agreements may not be in force and effect in some of our properties. Such indemnification may not be enforceable or a participant may not be financially able in all circumstances to comply with its indemnification obligations, or the Registrant may not be able to obtain such indemnification agreements in the future. The failure to obtain enforceable indemnification agreements or a participant's inability to indemnify the Registrant may cause the Registrant to assume all operating costs of a property. Such a result could adversely affect our business, financial condition and future operations which additionally, could cause the Registrant to become insolvent.

11. Dilution could have an adverse affect on the ownership of the stockholder in the Registrant.

      The Company may issue more common shares at prices determined by the Board of Directors in any private placements or offerings of securities, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a stockholder does not purchase additional common shares, the percentage share ownership of the stockholder in the Registrant will be reduced.

12. Defeasance of Title could adversely affect our oil and gas operations.

      Title to one or more properties of the Company may be lost due to an omission in the chain of title. We do not maintain title insurance, and title insurance is not readily available or commonly purchased in the oil and gas industry. If title to one or more properties is lost, this could adversely affect our business, financial condition and future operations.

13. A Limited Operating History could adversely affect our business, financial condition and future operations.

      Because of the limited operating history of the Company, stockholders and the Company face an increased risk that future acquisitions of oil and gas wells or development may be unsuccessful. In that event, the Company might remain unprofitable which would adversely affect our business, financial condition and future operations.

14.  Liquidity

      We have incurred significant losses and negative cash flows from operations in the past. For the fiscal years ended December 31, 2006 and 2007, we experienced net losses of $733,435 and $6,601,224 respectively, and cash flows from operations of a negative $283,913 and positive $1,505,660, respectively. These results have had a negative impact on our financial condition.

      We believe that an as yet undetermined amount of additional capital will be needed in order to fund our planned growth and current operations through the end of calendar 2008. We plan to seek equity financing to provide funding for operations, but the current market for equity financing is in a weakened condition relative to recent years. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we plan to continue to reduce our overhead expenses by the reduction of head count and other available measures. There is no assurance, however, that these efforts would be successful.

15.  Securities Risk

      The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq Global Market and the Nasdaq Small Cap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share.

      If our common stock were to be excluded from Nasdaq, the prices of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

      We do not anticipate the payment of dividends. We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

   Environmental and Government Compliance and Costs.

      All oil and gas operations are subject to extensive environmental permitting and governmental regulation. All drilling and reworking operations are subject to inspection by local, state and federal regulators. Violation of these requirements or environmentally damaging spills or accidents due to non-compliance in these areas can result in fines and, depending on the severity of the negligence involved, criminal prosecution. We are not currently a party to any judicial or administrative proceedings which involve environmental regulations or requirements, and management believes that it is in substantial compliance with all applicable environmental regulations.

GOVERNMENTAL REGULATION

       GENERAL. The Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon the Company, capital expenditures, or earnings. We cannot predict the effect of additional regulation or legislation, changes in enforcement policy, and governmental or third party private claims for damages for injuries to property, employees, other persons and the environment resulting from the Company's operations. Our operations related to the exploration, development and production of oil and gas are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). This regulation has increased the cost of planning, designing, drilling, operating and abandoning wells. Stringent regulatory requirements apply to the handling and disposal of drilling and production waste products and other hazardous substances. Although we believe that compliance with environmental regulations will not have a material adverse effect on its operations or results of these operations, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from Company activities could result in substantial costs and liabilities.

       EXPLORATION AND PRODUCTION. Our operations are subject to various types of regulation of exploration and production activities at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. The Company is also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations limit the amount of oil and gas that can be produce from wells and to limit the number of wells or the locations at which wells can be drill.

      WASTE DISPOSAL. The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where these wastes have been taken for disposal. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. Our operations and activities may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and applicable state agencies have limited the disposal options for certain hazardous and nonhazardous wastes and are considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes that may be generated by the oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to considerably more rigorous and costly operating and disposal requirements.

       SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site, persons that disposed of or arranged for the disposal of the hazardous substances found at a site, and prior owners and operators of the site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of persons the costs of such action. In the course of operations, our operations and activities may generate wastes that fall within CERCLA's definition of "hazardous substances." We may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, neither the Company nor, to its knowledge, its predecessors have been named a potentially responsible party under CERCLA or similar state Superfund laws affecting the Leases on which our wells are located.

 AIR EMISSIONS. Our operations and activities are subject to local, state and federal regulations for the control of emissions of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional compliance requirements that could affect the operations. However, it is currently impossible to predict accurately the effect, if any, of the Clean Air Act Amendments on our operations and activities. The Company may in the future become subject to civil or administrative enforcement actions for failure to comply strictly with air regulations or permits. These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction or operation of certain air emission sources.

      OSHA. In the conduct of its activities the Company and its operations will be subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

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

      SAFE DRINKING WATER ACT. Our operations and activities involve the disposal of produced saltwater and other nonhazardous oilfield wastes by reinjection into the subsurface. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, like the Company, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator.

      TOXIC SUBSTANCES CONTROL ACT. The Toxic Substances Control Act ("TSCA") was enacted to control the adverse effects of newly manufactured and existing chemical substances. Under the TSCA, the EPA has issued specific rules and regulations governing the use, labeling, maintenance, removal from service and disposal of PCB items, including transformers and capacitors used by oil and gas companies. We believe the Company is in compliance with the TSCA and that the TSCA will not have a material adverse effect on our operations and activities.

       In many cases there is a bond required of operators to ensure that a prospective well is properly plugged and abandoned when its useful life is determined to be concluded.

       The Company has posted such a bond in the amount of $50,000 with the Texas Rail Road Commission to cover its projects. Such bonds are additions to the cost of our projects. The current bond of $50,000 covers the wells operated by the Company as required by the Rail Road Commission of Texas under the Texas Administrative Code, Title 16 Economic Regulation, Chapter 3 Oil and Gas Division, Rule {section}3.78 Fees, Performance Bonds and Alternate Forms of Financial Security Required To Be Filed.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The corporate offices of the Company are located in Bastrop, Texas, at 769 Highway 95 N., at a monthly rent cost of $7,000, pursuant to a written lease that expires December 31, 2010.

Current Oil and Gas Properties.

1.  BIG FOOT AND KYOTE FIELDS.

    Selected assets and leases of the Clipper Operating Company were acquired on February 22, 2000 by the Company's parent at that time, consisting of the Big Foot and Kyote fields of Frio and Atascosa Counties, Texas

      Big Foot Field: This is a 3,605 acre oil field that the Company has under lease and is made up of 15 leases consisting of 75 wells.

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


Talley              800 ac.

Total acreage in Big Foot field - Frio Co. = 3,605.222 ac.

      Kyote Field: This is a 944 acre oil field that we have under lease and is made up of 5 leases consisting of 16 wells. This property has three wells that are candidates for re-entry so as to workover and recomplete in zones that were not produced to their economic limits and were prematurely plugged during low oil prices in the 1980s. There are also other possible productive zones that have never been produced. One of the wells in the field can be converted into a salt water disposal well.

Kyote Field, Atascosa County

Crowther         197.42 ac.
Hill              87.41 ac.

Tomblin          129.24 ac.
Wright          350.293 ac.

Total acreage in Kyote field - Atascosa Co. = 944.363 ac.

      The production from the fields for 2007 was 1,252 gross bbls for the Kyote Field and 3,401 gross barrels for the Big Foot Field and 2,070 for the Somerset Field. The Company currently has an interest in 122 wells; 14 in the Kyote Field, 64 in the Big Foot Field and 44 in the Somerset Field. The number of gross wells The Company operates in each field are:

Big Foot Field, Frio County

Ann Burns          1
Ann Burns A        7
Burns              1
Davidson          11
Foster             8
Jane Burns         1
Jane Burns 'B'     2
Jane Burns 'C'     2
Jane Burns 'D'     1
Jane Burns 'E'     2
Jane Burns 'F'     1
Jane Burns 'G'     1
Talley            23

Total wells in Big Foot field - Frio Co. = 64

Kyote Field, Atascosa County

Crowther         3
Hill             1
Tomblin          2
Wright           8

Total wells in Kyote field - Atascosa County = 14

2.  SOMERSET FIELDS

      On April 1, 2005, we completed the purchase of the leases, farm-outs and mineral interests held by JGM Oil Investments, LLC in Atascosa County, Texas insofar as they cover the following minimum net revenue interests (NRI):

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

Somerset Field: This is a 694.1 acre oil field that the Company has under lease and is made up of 7 leases consisting of 44 wells.

SOMERSET FIELD - ATASCOSA COUNTY

G.O.Davidson        40 ac.
Fowler 'A'         140 ac.
Fowler 'C'         229 ac.
Oldjamie         105.1 ac.
Diamond Head        40 ac.
Diamond Head 'A'   120 ac.
Diamond Head 'B'    20 ac.

Total acreage in Somerset Field - Atascosa Co. = 694.1 ac.

Total acreage in Big Foot, Kyote and Somerset Fields = 5,243.685 ac.

The number of gross wells the Company operates in the Somerset Field are:

SOMERSET FIELD - ATASCOSA COUNTY

G.O. Davidson     2
Fowler 'A'        9
Fowler 'C'       22
Oldjamie          6
Diamond Head      1
Diamond Head 'A'  3
Diamond Head 'B'  1

Total wells Somerset = 44

Total of wells in Big Foot, Kyote and Somerset fields = 122

3.  GIDDINGS / BASTROP FIELDS

       On, June 18, 2007, we agreed to acquire certain oil and gas interests and certain related assets of Senora Resources, Inc., and James D. Dobos, II, individually in the Giddings properties for $1.8 million in cash.

       On September 26, 2007, we acquired additional interests in the Bastrop Field and Giddings properties from Diversity Petroleum, LP, effectively doubling the working interests held in most of these properties. We purchased these working interests for an amount of $10 million by providing $7.5 million in cash, issuing a promissory note for $1.5 million, and issuing restricted shares valued at $1 million.

       As a result of these series of acquisitions, we have increased the Company's working interests in both the Giddings properties and Bastrop properties to the following:

             Property                   Average WI %       Average NRI%

             Giddings field             95%                75%
             Bastrop 1                  71%                57%
             Bastrop 2                  100%               83%

       Within the Bastrop field we make a distinction between the Bastrop 1 Field which is comprised of approximately 4,000 acres and the Bastrop 2 Field which is comprised of a further 4,500 contiguous acres. The distinction between Bastrop 1 and Bastrop 2 is made solely due to the different working interest held in each field by the Company.

       The production from the fields for 2007 was 98,239 gross bbls, and gross 342,772 MCF for the Giddings Field and 84,626 gross barrels and 0 gross MCF for the Bastrop Field.

4. TEXAS GAS PARTNERS PROPERTIES

On August 21, 2007, effective as of June 1, 2007 we acquired additional interests in properties located in Bastrop, Brazos, Burleson and Fayette Counties from Texas Gas Partners for $253,145, as follows:

Bastrop County

Property/Well Working Interest      Net Revenue Interest      ORRI

Graeco                0.375         0.028125
Maggie                0.15          0.112500                  0.450
Tyra #1               0.175         0.131250

Brazos County

Williams #1           0.150         0.11550
Williams #2           0.150         0.11550

Burlenson County

MacFarland            0.150         0.1170
Rubach/Lydia          0.150         0.1170

Fayette County

Elo#3                 0.700         0.0525                    0.241715
Susie #1              0.1125        0.0871875
Sisie #2              0.1125        0.0871875

Lee County

Krause                0.1125        0.860625
Zoch                  0.1125        0.085500


Development Plan

       Management believes that the Bastrop properties have the potential for approximately 100 wells based on 80 acre spacing with potential production from both the Austin Chalk and Buda formations in each well.

       Based upon and independent engineering report prepared by Netherland Sewall and Associates, Inc. the proved producing reserves were estimated at 132,000 barrels from the Austin Chalk and 120,000 barrels from the Buda.

       In addition to oil production, some of the wells are producing 1,500 BTU gas at the rate of 150mcf to 200mcf per day. South Texas Oil recently contracted with Duke Energy for the installation of a gas gathering system.


Operational Results

Bastrop Properties.

       Prior to June 1, 2007, we were not the operator of these wells and believes that through improvements in drilling, completion and production techniques, there have been significant improvements in drilling and completion of the wells since then.

       Well               Date          Date         Producing    Cumulative
                          Drilled       Completed   Zone          Production*

       Bastrop 1, #1      Oct, 2006     Dec, 2006    Buda         53,825 BBls
       Bastrop 1, #2      Feb, 2007     Sep, 2007    Buda          1,331 BBls
       Bastrop 1, #3      Apr, 2007     Oct, 2007    Chalk         3,957 BBls
       Bastrop 1, #4      Jun, 2007     Sep, 2007    Buda          2,263 BBls
       Bastrop 1, #5      Jul, 2007     Oct, 2007    Buda          1,022 BBls
       Bastrop 1, #6      Aug, 2007     Sep, 2007    Buda          1,322 BBls
       Bastrop 1, #7      Sep, 2007     Nov, 2007    Chalk Stimulation 11/05

       Bastrop 2, #1      Oct, 2007     Nov, 2007    Buda  Stimulation 11/08
       Bastrop 2, #2      Nov, 2007     N/A          Buda        Not complete

       *Cumulative production is through October 31, 2007

Specific Well Details

Bastrop 1, #1.

       This first well in the Bastrop field was brought into production in late December 2006 and was put on choke and initially flowed approximately 200 BOPD. Cumulative production through October 31, 2007 is approximately 53,825 barrels of oil.

Bastrop 1, #2

       This well was originally drilled by the previous operator without using a blow-out preventer. When gas was encountered, the well was not lost, but damaged from the resulting heavy mud that had to be used to bring the well under control. On September 28, 2007, a high rate acid frac was conducted. The well was then allowed to flow intermittently through October 10, 2007. During this period the well produced 261 barrels of oil and 1,834 barrels of water. On October 11, 2007, the well was put on rod pump and has since produced 841 barrels of oil.

Bastrop 1, #3

       This well was completed in June 2007, and tested using 10/64, 11/64 and 12/64 chokes for 4-5 hours each, the well flowed an average of 21 BOPH (barrels of oil per hour), the equivalent gross production of 504 BOPD and 188 MCFD. Wellhead pressure was recorded at an average of 900 lbs. This well was produced for 17 days in June with cumulative production through June 30 at 2,793 barrels of oil. This was the final well drilled by the previous operator before South Texas Oil took over as operator and the drilling of wells in this field using their own rig. Due to poor well completion, water began entering through the Edwards and the Buda zone was sealed off. This well was recently perforated in the Austin Chalk formation and an acid frac was carried out on October 18, 2007. This well has since produced 1,075 barrels of oil.

Bastrop 1, #4

       This well was the first well drilled by South Texas Oil using our own drilling rig. Drilling was completed June 10, 2007. An acid stimulation was performed July 3, 2007, and the well was put on rod pump. Production was evaluated and it was decided a further stimulation would be conducted in collaboration with our engineers and Weatherford. A second stimulation was performed on September 24, 2007. The well was flowed back up the casing and then put on rod pump. The well has since produced 1,991 barrels of oil.

Bastrop 1, #5

       The drilling of this well was completed July 8, 2007. A frac was performed on October 11, 2007, after evaluating several stimulation and completion techniques for this field. The well has produced 1,022 barrels of oil.

Bastrop 1, #6

       The  drilling  of  this  well  was  completed on August  25,  2007.   On
September 25, 2007, an acid frac job was performed.   The  well  was put on rod
pump and has since produced 1,321 barrels of oil.

Bastrop 1, #7

       The drilling of this well was completed on September 24, 2007. A stimulation was performed on October 10, 2007, and on October 11, 2007 the well started to flow back, chlorides began to increase and it was determined to instead complete this well in the Austin Chalk. This well was stimulated in the Austin Chalk on November 5, 2007.

Bastrop 2 Drilling Results.

Bastrop 2, #1

       The drilling of this was well completed mid-October 2007 and is scheduled for stimulation November 8, 2007.


Bastrop 2, #2

       This well is currently being drilled with TD expected November 7, 2007.


4.  COLORADO FIELDS (Denver Julesburg Basin)

       We currently have 3 producing wells that were drilled in the Denver Julesburg (DJ) Basin field which continue to average approximately 40 BOPD (barrels of oil per day) and 250 MCFD (thousand cubic feet per day).

       The Company currently owns a 37.5% WI (working interest) in this 20,000 acre field and has determined not to exercise its option to close on the purchase of the remaining 37.5% WI available. This decision is in line with our focus on its South Central Texas properties.


OIL AND GAS OPERATIONS.

      With the exception of the Colorado properties, we serve as operator with respect to these properties acquired pursuant to association contracts in which we have obtained a controlling interest or hold the largest ownership interest. We anticipate that the Company also will participate in the development of properties operated by third parties and in some cases may delegate operations to a third party.

      The Company realized from the sale of its production for the fiscal year ended December 31, 2007, $91.25 per barrel of oil. Production was calculated as 3,401 barrels from the Big Foot Field, 1,252 barrels from the Kyote Field and 2,070 barrels from the Somerset Field, 93,613 barrels and 347,386 MCF of gas from the Giddings Field,84,626 barrels from the Bastrop field and 7,372 barrels from the Colorado Field and 49,465 MCF from the Colorado Field for a total production of 192,334 barrels and 396,851 MCF in 2007.As of the end of December 31, 2007, we are currently producing from seventy-two wells in the Big Foot, Kyote and Somerset Fields, from a potential fifty further wells that could be put back into production through advanced stimulation techniques,on a total of approximately 5,244 acres as of December 31, 2007. In the Giddings area we are currently producing from 44 wells, on a total of approximately 8,976 acres. In the Bastrop area we are currently producing from 10 wells, on a total of approximately 2,040 acres.

Productive Wells and Acreage

      We conduct its oil and gas exploration and production operations in southern Texas. At December 31, 2007, we had interests in 176 wells located in Texas.

      All of our Producing Properties are leased for an indeterminate number of years, as long as production is maintained. Therefore, it is not possible to provide expiration dates of the Leases on which Producing Properties are located.

       The following table sets forth, at December 31, 2007, by state, our producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


           Productive Wells (1)  Developed Acreage   Undeveloped Acreage (2)
             Gross  Net         Gross       Net      Gross          Net

Texas         37   37          1,350      1,350     3,893.69  3,893.69
              --   --          -----     -----     --------   --------
Totals        37   37          1,350      1,350     3,893.69  3,893.69


      The following table sets forth, at December 31, 2006, by state, our producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:



           Productive Wells (1)  Developed   Acreage   Undeveloped  Acreage (2)
             Gross  Net          Gross       Net       Gross        Net

Texas         37    37           1,350       1,350     3,893.69     3,893.69
              --    --           -----       -----     --------     --------
Totals        37    37           1,350       1,350     3,893.69     3,893.69


       The following table sets forth, at December 31, 2005, by state, Our producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:


           Productive Wells (1)  Developed   Acreage   Undeveloped  Acreage (2)
             Gross  Net          Gross       Net       Gross        Net

Texas         37    37           1,350       1,350     3,893.69     3,893.69
              --    --           -----       -----     --------     --------
Totals        37    37           1,350       1,350     3,893.69     3,893.69



      (1) The wells in Texas are oil wells.
      (2) "Undeveloped Acreage" includes leasehold interests on whic h wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The basic terms of the oil and gas leases held by the Company as of December 31, 2007 are shown in the following table.

                 Gross          Annual                  Lease
                 Acres          Rental (1)              Expiration

      Texas      5,243.685      Held By Production      N/A
                 --------
                 5,243.685

      The basic terms of the oil and gas leases held by the Company as of December 31, 2006 are shown in the following table.

                 Gross          Annual                  Lease
                 Acres          Rental (1)              Expiration

      Texas      5,243.685      Held By Production      N/A
                 --------
                 5,243.685

      The basic terms of the oil and gas leases held by the Company as of December 31, 2006 are shown in the following table.

                 Gross          Annual                  Lease
                 Acres          Rental (1)              Expiration

      Texas      5,243.685      Held By Production      N/A
                 --------
                 5,243.685



      (1)  Represents our share of the annual rental payment.

      Leased acres HBP (Held By Production) remain in force so long as oil is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following the expiration of the lease or the time oil is produced from one or more wells drilled on the lease acreage. At the time oil is produced from wells drilled on the leased acreage the lease is considered to be Held By Production. Although some of the leases do not contain proved developed reserves, they are still held by production so long as there is production within a two year period. All of our leases currently meet this requirement and no leases are currently at risk of being lost.

Production, Prices and Costs

      The Company is not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, the Company has not had, nor does it now have, any long-term supply or similar agreement with any government or governmental authority. The following table sets forth our net production of oil and gas, average sales prices and average production costs during the periods presented:

                                      Year Ended December 31,
                               -------------------------------------
                               2007           2006              2005
                               ----           ----              ----
Production Data:
Production, Net - Oil(Bbls) 121,096          10,010             5,258
Gas (Mcf)                   291,689            0.00              0.00
Average sales price -
Oil (Bbls)                   $91.27          $55.25            $53.03
Gas (Mcf)                    $ 9.05          $ 0.00            $ 0.00

Average production
costs per BOE
 (inclusive of taxes)        $41.71          $54.92            $27.16

Production Taxes             $ 1.62          $ 3.26            $ 2.76

Average production
costs per BOE
(exclusive of taxes)         $40.09          $ 51.66            $24.40

       The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Gas Operations.

As part of our evaluation of the DJ basin in Northeast Colorado, we committed to a 75% working interest participation in the drilling of 3 wells. Drilling was undertaken on the Marilee State #11-16, 5,450 ft; the DOUD #43-5, 5,550 ft and the DOUD #11-4, 5,600 ft. The Marilee State #11-16 showed an 18 foot pay zone in the D and a 6 foot pay zone in the J. The DOUD #43-5 showed a 42 foot pay zone in the D and an 8 foot pay zone in the J. The DOUD #11-4 showed a 36 foot pay zone in the D and a 7 foot pay zone in the J. These wells where placed on production in 1st quarter of 2007 and are currently producing. The Company participated in the three producing wells with a 75% WI in the initial wells while retaining a 37.5% WI in the remaining acreage with an option to increase to a 75% WI in the entire leasehold. South Texas Oil 37.5% elected, retaining not to exercise the option to acquire an additional 37.5% interest in the properties.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is from time to time involved in litigation incident to the conduct of its business, which litigation could potentially result in large monetary awards for compensatory and, in some cases, punitive damages.

      The Company is currently the Plaintiff in a lawsuit filed against Leexus LLP, Mr. Mark Jaehne and Mr. Bennie Jaehne for failing to adhere to the terms of the Agreement and Plan of Merger signed in April.

      Other than mentioned above, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company or any owner of record or beneficially of more than 5% of our common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      Effective October 31, 2007, the Company began trading on the NASDAQ Global Market under its current symbol STXX. The Company had been trading on the OTCBB under the same symbol since 2005.

      Period                            High       Low

      Calendar Year 2006

      March 31, 2006                       0.51    0.17
      June 30, 2006                        2.74    0.25
      September 30, 2006                   2.27    1.25
      December 31, 2006                    8.85    1.81

      Calendar Year 2007

      March 31, 2007                     9.77      7.20
      June 30, 2007                      9.84      8.40
      September 30, 2007                 9.74      8.75
      December 31, 2007                 11.02      9.30


      These quotations were obtained from  QuoteMedia  and  NASDAQ.com  do  not
necessarily   reflect  actual  transactions,  retail  mark-ups,  mark-downs  or commissions. The transactions include inter-dealer transactions.

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

    Common Stock. The holders of the common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of the shareholders. Shares of common stock do not carry cumulative voting rights, and therefore a majority of the shares of outstanding common stock will be able to elect the entire Board of Directors, and if they do so, minority stockholders would not be able to elect any persons to the Board of Directors. Our Amended By-laws provide that a majority of the issued and outstanding shares of the Company shall constitute a quorum for shareholders' meeting except with respect to certain matters for which a greater percentage quorum is required by statute or our Articles of Incorporation or By-laws.

     Shareholders of The Company have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption and carries no subscription or conversion rights.

    Preferred Stock. As of December 31, 2007, there were no preferred shares issued or outstanding. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

Shares Eligible for Future Sale

      As of December 31, 2007, the Company has issued 16,482,571 shares of Common Stock. This amount includes 4,299,191 shares of common stock of the Company that were issued in settlement of debentures of $450,000 due to the Longview Equity Fund, LP, $1,700,000 to the Longview Fund LP, and $150,000 to the Longview International Equity Fund, LP in 2006.

      The total issued and outstanding common shares also includes the issuance of 1,959,113 shares of common stock for the exercise of warrants resulting in proceeds of $1,124,531. These warrant shares are related to the debentures issued above.

      Of the 16,482,571 shares of common stock issued, 6,875,198 shares are restricted shares.

    There are no provisions in the By-laws or Articles of Incorporation of the Company which would delay, defer or prevent a change in control of the Company.

    The stock transfer agent for the Company is Transfer Online, Inc., located at 317 SW Alder Street, 2nd Floor, Portland, OR 97204. Their telephone and fax numbers are respectively (503) 227-2950 and (503) 227-6874.

      As of April 8, 2008, the Company had sixteen million four hundred eighty two thousand five hundred and seventy-one (16,482,571) shares of its $.001 par value common voting stock issued and outstanding which are held by two thousand four hundred and sixty-four (2,464) shareholders of record. There are no preferred shares issued and outstanding.

Dividends

      We have not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to Our earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

      In March 2004 and October 2007, our Board of Directors adopted a stock option plan which has not been approved by our stockholders.

      The following table sets forth information as of December 31, 2007 regarding outstanding options granted under the plan to each of the directors and executive officers.

EQUITY COMPENSATION PLAN INFORMATION


									Number of
									securities
									remaining available
			Number of					for future issuance
			securities to be				under equity
			issued upon		Weighted Average	compensation plane
			excercise of		exercise price of 	(excluding
			outstanding		outstanding		securities
			otions, warrants	options, warrants	reflected in column
			and rights		and rights		(a))
Plan Category		(a)			(b)			(c)
-------------------	-------------------	-----------------	-------------------
Equity compensation	none			n/a			n/a
plans approved by
shareholders

Equity compensation	Options for 651,000	$9.45			0
plans not approved	shares of common
by shareholders		stock

Total			651,000			$9.45			0


      (a) Individual plans based upon ad hoc issuances of options in 2007.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2007, we issued securities using the exceptions available under the Securities Act of 1933, including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 in the aggregate amount of 981,828 shares of our Common Stock, as follows:

The Company issued 13,098 shares of common stock, valued at $74,159, to royalty owners of a lease in order to obtain the assignment of all rights, title and interest in the production payment in lease.

      On October 1, 2007, the Company issued 8,230 shares of its Common Stock to four sellers in connection with the Company's purchase of all rights, titles and interests of Diversity Petroleum, LP, as part of a total transaction price from various sellers of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing restricted shares.

      On October 24, 2007, the Company issued 97,590 shares of its Common Stock to three additional sellers in connection with the Company's purchase of all rights, titles and interests of Diversity Petroleum, LP, as part of a total transaction price from various sellers of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing restricted shares.

      On November 20, 2007, the Company issued 93,000 shares of its Common Stock to an escrow account in the name of Franklin Griffith & Associates as collateral for the payment obligations for the $700,000 note due to Granite Energy, Inc. for the purchase of a drilling rig. The shares are to be returned to the Company once the cash payment obligations under the note have been satisfied.

      On December 4, 2007, the Company issued 21,233 shares of its Common Stock to a former director of its wholly owned subsidiary, Southern Texas Oil Company, in connection with the cashless exercise options on the basis of 25,000 shares at $0.46 per share.

      On December 31, 2007, the Company issued 191,070 shares of its Common Stock to Jason Griffith, a former executive officer of the Company, in connection with the cashless exercise options on the basis of 100,000 shares at $0.50 per share and 100,000 options at $0.46.

      On December 31, 2007, the Company issued 191,070 shares of its Common Stock to Edward Shaw, an executive officer of the Company, in connection with the cashless exercise options on the basis of 100,000 shares at $0.50 per share and 100,000 options at $0.46.

      On December 31, 2007, the Company issued 334,279 shares of its Common Stock to Murray Conradie, a then executive officer of the Company, in connection with the cashless exercise options on the basis of 200,000 shares at $0.50 per share and 150,000 options at $0.46.

      On December 31, 2007, the Company issued 32,258 shares of its Common Stock to Granite Energy Inc. as part of the purchase price of a drilling rig purchased from Granite Energy by the Company.

      These transaction were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available since

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

Issuer Repurchases

      We did not make any repurchases of our equity securities during the year ending December 31, 2007.

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

Overview

      The Company derives its revenues from its producing oil and gas properties, of which the substantial majority are predominantly oil properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

Plan of Operation

 (a)  Workovers

 The Company intends to continue with its current work-overs of existing wells over the next 12 months by way of replacing any existing tubing which has deteriorated and/or pumps that have failed on our existing wells. The estimated cost for this rework program is between $1,500 to $2,500 per well.

 (b) In-field Drilling

 An independently commissioned engineering report has identified several potential low risk offset in-field drilling opportunities on our leased acreage. We have not yet made a determination when the Company will drill in these fields.

       The costs for the drilling of an in-field well are estimated to be $250,000 - $300,000 per new well based on the depth of the well.

 (c) Cash Requirements

      We intend to meet the Company's financial needs for the next 12 months from funds derived from revenue and utilizing the recent funding and credit line received, as well as an equity raise, if necessary.

 (d) Purchase of Additional Leases.

      We will continue to evaluate any properties as the opportunities arise and the potential of the property to produce oil and gas, with a view toward adding to our leasehold properties.


 (e) Expected Significant Changes in the Number of Employees

      We anticipate increasing the number of management personnel on the corporate and administrative level to improve the efficiency of our operations. As noted previously, we currently coordinate all operations, oil field maintenance and supervision activities using full time employees, consultants and contract labor.

Managements Discussion and Analysis of Financial Condition and Results of Operations

      For the calendar year, ended December 31, 2007, The Company has generated $5,351,595 in revenues and generated a loss of $6,601,224 for the same period. This compares to $553,058 in revenues and a loss of $733,435 for the calendar year ended December 31, 2006. For the calendar year ended December 31, 2007, our working capital position decreased by $1,294,125 from $1,255,789 as of December 31, 2006 to a negative $38,336 as of December 31, 2007.

      Analysis of the calendar year ended December 31, 2007 compared to the calendar year ended December 31, 2006.

      Net loss was $6,601,224 for the calendar year ended December 31, 2007 compared to a loss of $733,435 for the calendar year ended December 31, 2006, a net loss increase of $5,867,789.

      Total expenses increased to $9,451,695 for the calendar year ended December 31, 2007 from $1,214,326 for the calendar year ended December 31, 2006, an increase of $8,237,369. The increase was primarily due to the acquisition of new properties and the increased production costs, G & A and depreciation, depletion and amortization associated with the newly acquired properties during the period.

      Depreciation, depletion, and amortization expense for the calendar year ended December 31, 2007 was $4,881,975 compared to $400,968 for the calendar year ended December 31, 2006, an increase of $4,481,007. The increase primarily resulted from an increase in assets during 2007 due to acquisitions of new properties.

      Interest expense for the calendar year ended December 31, 2007 was $2,870,365 compared to $159,302 for the calendar year ended December 31, 2006, an increase of $2,711,063, primarily due to increased financing to support increased operations and acquisitions during the period.

Liquidity and Capital Resources

Liquidity

       Historically our revenues have been insufficient to cover operations. Consequently, we have relied in part on private placements of common stock securities, bank debt, and loans from private investors to meet operational needs and expect to continue to do so in 2008. This evaluation is based on the opportunity posed by the increased price of oil, which the Company intends to take advantage of by additional well workovers planned for the year and the drilling of new wells. However, additional funding will be needed to cover the expenses over the next several months related to the drilling of new oil wells.

      On January 31, 2007, we entered into a funding agreement that which provided the Company a $15 million credit facility, which was recently increased on April 1, 2008, to $30 million. In connection with these transactions, we have issued four Senior Notes having an aggregate principal of $25,877,351. These notes are secured by assignments and mortgages on our oil and gas producing properties, and have a maturity date of December 31, 2009, a current annual interest rate of 12.50% and a current default rate of 17.50%. We have the right to redeem part or all of principal at a 20% premium. We currently, have remaining credit of approximately $4,122,649.

     Given the need for, and costs associated with, additional exploration and development efforts, we may have the need to raise addiitonal capital to satisfy our capital needs over the next twelve months.



      On December 31, 2007 The Company had assets of $63,428,393 compared to $4,485,891 on December 31, 2006, an increase of $58,942,502. The Company had a total stockholders' equity of $31,184,407 on December 31, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $27,242,809.

      All assets are booked at historical cost.

      On December 31, 2007, the Company had Net Drilling Equipment, Office Equipment, and Vehicles of $3,299,964 compared to $52,239 on December 31, 2006, or an increase of $3,247,725 which is a result of the purchase of new drilling equipment, office equipment, and vehicles.

      On December 31, 2007, the Company had net proved and unproved reserves of $48,413,307 compared to $3,110,523 on December 31, 2006, or an increase of $45,302,784 which is a primarily a result of acquisitions made during 2007, as well as additional improvements on current properties.

      For the calendar year ended December 31, 2007, the Company has decreased its working capital position by $1,294,125 from a positive $1,255,789 as of December 31, 2006 to a negative $38,336 as of December 31, 2007.




Capital Resources

       The Company's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Company through brokers, financial institutions and other intermediaries. Our access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. Our capital resources are not anticipated to change materially in 2008.

Material Commitments for Capital Expenditures.

      We have made no material commitments for future projects. Each drilling and/or rework project is funded on a standalone basis and, although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are committed. The leases the Company holds are either in their primary term, as may be extended or renewed by the payment of certain extension or renewal payments, or "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. We strive to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of our business planning at that time.

      The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable.

Inflation

      Our results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off-Balance Sheet Arrangements.

      The Company currently does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Oil and Gas Producing Activities

Suspended well cost - Statement of Financial Accounting Standards Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS 19) as amended by Staff Position 19-1 "Accounting for Suspended Well Costs" allows suspended well costs to remain capitalized beyond one year from drilling if certain specific criteria are met and additional disclosures provided.

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

Development costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.


Revenue Recognition

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collection of the revenue is reasonably assured. At times the Company may sell more or less than our entitled share of gas production. When this happens, the Company uses the entitlement method of accounting for gas sales, based on our net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances and related values at December 31, 2007 and 2006 were insignificant.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2007 and 2006, the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates. Accounts receivable that are greater than 90 days past due at December 31, 2007 and 2006 were $45,616 and $-0-, respectively.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company is using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in the Company's prior pro forma disclosures. The Company estimates expected forfeitures, as required by SFAS No. 123R, and recognizes compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award's time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.



Recent Accounting Pronouncements

      In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. was issued. SFAS No. 157 proVides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or pennit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15,2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations

      In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment Df FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15,2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations

      In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements -an amendment of ARB No. 51," to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a SUbsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure reqUirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

      In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R is not expected to have a significant effect the Company's financial position or results of operations

Safe Harbor

      The discussions of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, the highly speculative nature of oil and gas exploration and development, entry of new and stronger competitors in our operating area, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                  SOUTH TEXAS OIL COMPANY
                    FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                 DECEMBER 31, 2007 AND 2006



                  SOUTH TEXAS OIL COMPANY
                      TABLE OF CONTENTS
                 DECEMBER 31, 2007 AND 2006


                                                                            PAGES

Report of Independent Registered Public Accounting Firm                       F-2

Consolidated Financial Statements

       Consolidated Balance Sheets at December 31, 2007 and 2006              F-3

       Consolidated Statements of Operations for the years ended
                    December 31, 2007 and 2006                                F-4

       Consolidated Statement of Changes in Stockholders' Equity for the
                   years ended December 31, 2007 and 2006                     F-5

       Consolidated Statements of Cash Flows for the years ended
                   December 31, 2007 and 2006                                 F-7

Notes to Consolidated Financial Statements                                    F-8




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
South Texas Oil Company

We have audited the accompanying consolidated balance sheets of South Texas Oil Company and subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Texas Oil Company and subsidiaries, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


					CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
April 14, 2008


                                         SOUTH TEXAS OIL COMPANY
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2007 AND 2006
						AUDITED

                                                                                    2007            2006
										------------	------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $  2,186,428 	$  1,273,150
   Trade accounts receivables                                                      4,226,171          40,230
   Prepaid expenses and other                                                          4,249           9,749
										------------	------------
     Total current assets                                                          6,416,848       1,323,129
										------------	------------
Property and equipment:
   Oil and gas properties, at cost, based on successful efforts method:
    Proved properties                                                             23,383,575       2,892,358
    Unproved properties                                                           30,757,344       1,238,950
    Less accumulated depreciation, depletion and amortization                     (5,727,612)     (1,020,785)
										------------	------------
     Total oil and gas properties, net                              		  48,413.307       3,110,523
										------------	------------
   Other property and equipment
    Drilling equipment                                                             3,138,258               -
    Vehicles                                                                         172,608          22,753
    Other                                                                            119,495          31,433
    Less accumulated depreciation and amortization.                                 (130,397)         (1,947)
										------------	------------
     Total other property and equipment, net.                        		   3,299,964          52,239
										------------	------------
     Total property and equipment                      				  51,713.271       3,162,762
										------------	------------
Debt issuance costs                                                                5,298,274               -
										------------	------------
     Total assets            							$ 63,428,393 	$  4,485,891
										============	============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable and long-term debt                       $  1,404,185 	$	   -
   Current maturities of long-term debt, related party                                17,067          21,805
   Accounts payable                                                                1,564,243          17,252
   Accrued liabilities                                                             3,469,689          28,283
										------------	------------
     Total current liabilities                                                     6,455,184          67,340

Notes payable and long-term debt                                                  24,986,861               -
Long-term debt, related party                                                              -          46,176
Asset retirement obligation                                                          801,941         430,777
										------------	------------
     Total liabilities                                              		  32,243,986         544,293

Commitments and contingencies

Stockholders' equity:
   Preferred stock;  $0.001 par value, 5,000,000
     shares authorized, none issued or outstanding                                        -               -
   Common stock: $0.001 par value, 50,000,000
     shares authorized, 16,482,571 and 13,444,743                   		      16,483          13,445
     shares issued and outstanding at December 31,
     2007 and 2006, respectively
   Additional paid-in capital                                                     39,921,615      13,580,620
   Subscription receivable                                                                 -      (7,500,000)
   Accumulated deficit                                                            (8,753,691)     (2,152,467)
										------------	------------
     Total stockholders' equity                                     		  31,184,407       3,941,598
										------------	------------
     Total liabilities and stockholders' equity    				$ 63,428,393 	$  4,485,891
										============	============


               The accompanying notes are an integral of these consolidated financial statements


                                             F-3



                              SOUTH TEXAS OIL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
				     AUDITED


                                                            2007            2006
							------------	------------
Revenue
       Oil and gas sales                              	$  5,351,595	$    553,058
       Drilling services                                     341,312               -
							------------	------------
         Total revenue                                     5,692,907         553,058
							------------	------------
Cost and expenses:
       Production expenses                                 1,850,716         123,222
       Drilling costs                                        281,051               -
       Work-over expenses				      70,375	     213,268
       General and administrative expenses                 2,092,243         444,262
       Depreciation, depletion and amortization            4,881,975         400,968
       Production and other taxes                            275,335          32,606
							------------	------------
         Total costs and expenses                          9,451,695       1,214,326
							------------	------------
          Loss from operations                            (3,758,788)       (661,268)
							------------	------------
Other income and expenses:
       Interest income                                        27,929          12,222
       Interest expense                                   (2,870,365)       (159,302)
       Gain from debt forgiveness                                  -          74,913
							------------	------------
         Total other income and expenses, net             (2,842,436)        (72,167)
							------------	------------
          Net loss                          		$ (6,601,224)	$   (733,435)
							============	============
Net loss per common share - basic and diluted           $      (0.45)   $      (0.09)
							============	============
Weighted average number of common shares
   outstanding - basic and diluted            		  14,679,659       8,461,420
							============	============


  The accompanying notes are an integral of these consolidated financial statements

                                             F-4





						SOUTH TEXAS OIL COMPANY
				CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				      FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
							AUDITED


                                   COMMON STOCK		ADDITIONAL
                         	--------------------    PAID-IN    	SUBSCRIPTION   	ACCUMULATED
                     		  SHARES     AMOUNT     CAPITAL      	RECEIVABLE  	DEFICIT        TOTAL
				----------   -------	-----------	------------	-----------    ----------
Balance at December
31, 2005                   	 4,893,677   $ 4,894    $ 2,400,280      $	   -    $(1,419,032)   $  986,142

Debt conversion			 4,299,191     4,299      2,531,279            	   -          	  -     2,535,578

Warrant exercises		 1,959,113     1,959      1,122,572                -           	  -     1,124,531

Cancellation of
unissued shares             	   (16,770)      (17)        (3,038)               -           	  -        (3,055)

Adjustment of shares issued
for debt settlement		  (115,868)     (116)           116                -           	  -             -

Deposit of common stock for
purchase of 37.5% working
interest in certain Colorado
oil and gas leases		 2,419,355     2,419      7,497,581   	  (7,500,000)             -             -

Common stock issued
for services			     6,045         7         31,830                -              -        31,837

Net loss				 -         -              -                -       (733,435)     (733,435)
				----------   -------	-----------	------------	-----------    ----------
Balance at December
31, 2006                        13,444,743   $13,445     13,580,620       (7,500,000)    (2,152,467)    3,941,598
				==========   =======	===========	============	===========    ==========




                         The accompanying notes are an integral of these consolidated financial statements






						SOUTH TEXAS OIL COMPANY
				CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
				      FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                   COMMON STOCK		ADDITIONAL
                         	--------------------    PAID-IN    	SUBSCRIPTION   	ACCUMULATED
                     		  SHARES     AMOUNT     CAPITAL      	RECEIVABLE  	DEFICIT        TOTAL
				----------   -------	-----------	------------	-----------    -----------

Balance at December 31, 2006	13,444,743   $13,445    $13,580,620  	$ (7,500,000)   $(2,152,467)   $ 3,941,598

Common stock issued in
payment of royalties                13,098        13         74,146                -               -         74,159

Cashless exercise of
stock options			   787,652       788           (788)               -               -              -

Warrants issued in
connection with loan agreement		 -         -      5,700,945	           - 	           -      5,700,945

Vehicle contributed by
related party				 -         -          2,151                -               -          2,151

Issuance of common
stock for asset acquisitions:
Colorado leases				 -         -              -        7,500,000               -      7,500,000
   Leexus Operating Company      2,000,000     2,000     18,978,000                -               -	 18,980,000
   Oil and gas interests of
     Diversity Petroleum, LLP      105,820       106        999,894                -               -      1,000,000
   Drilling rig from Granite
     Energy, Inc.		    32,258        32        299,968                -               -        300,000
   Issued to escrow for rig
     purchase			    93,000        93            (93)               -               -              -

Common stock issued for
services			     6,000         6         56,994                -               -         57,000

Stock options issued
for services				 -         -        229,778                -               -        229,778

Net loss				 -         -              -                -     (6,601,224)     (6,601,224)
				----------   -------	-----------	------------	-----------     -----------
Balance at December 31, 2007	16,482,571   $16,483    $39,921,615	$          -	$(8,753,691)    $31,184,407
				==========   =======	===========	============	===========     ===========


                           The accompanying notes are an integral of these consolidated financial statements

                                                                  F-6



                                    SOUTH TEXAS OIL COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
					  AUDITED


                                                                     2007                   2006
								-------------		-----------
Cash flows from operating activities:
    Net loss                                                    $  (6,601,224)		$  (733,435)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
    Gain on debt forgiveness                                                -               (12,222)
                                                                                                  -
    Depreciation, depletion and amortization                        4,881,975               400,968
    Amortization of deferred loan costs                             1,902,670			  -
    Amortization of debt discount                                     205,345
    Compensatory common stock and option issuances                          -                28,782

    Common stock issued for royalties                                  74,159			  -
    Amortization of deferred compensation                             286,778                     -
    Changes in operating assets and liabilities:
      Trade accounts receivables                                   (4,185,941)              (13,560)
      Prepaid expenses and other                                        5,500                (5,248)
      Accounts payable                                              1,546,991                 4,226
      Accrued liabilities                                           3,389,407                46,576
								-------------		-----------
   Net cash provided (used) by operating activities                 1,505,660              (283,913)
								-------------		-----------
Cash flows from investing activities:
    Purchase of property, plant and equipment                     (22,145,848)           (1,332,713)
								-------------		-----------
   Net cash used by investing activities               		  (22,145,848)           (1,332,713)
								-------------		-----------
Cash flows from financing activities:
    Proceeds from notes payable and long-term debt                 21,877,350			  -
    Payments of notes payable and long-term debt                     (272,970)              (70,000)
    Payments of related party notes payable                           (50,914)              (39,617)
    Proceeds from sale of common stock                                      -             1,124,531
								-------------		-----------
   Net cash provided by financing activities              	   21,553,466             1,014,914
								-------------		-----------
Net increase (decrease) in cash and cash equivalents                  913,278              (601,712)

Cash and cash equivalents at beginning of year                      1,273,150             1,874,862
								-------------		-----------
Cash and cash equivalents at end of year                        $   2,186,428 		$ 1,273,150
								=============		===========

Supplemental disclosure of cash flow information

    Cash paid for interest expense                              $     207,361 		$    10,500

Non-cash investing and financing activities

    Purchase of property, plant and equipment
	with directly related debt        			$   4,581,321 		$	  -
    Purchase of property, plant and equipment
	with common stock                           		   27,780,000                     -

    Common stock issued to convert debt to
	stockholders' equity						    -             2,535,578

    Increase in property, plant and equipment
	for asset retirement obligation                		      424,165			  -
    Warrants issued for debt origination                            5,700,945                     -

    Vehicle contributed by a related party                              2,151			  -

    Overriding royalty granted for debt origination                 1,500,000			  -


       The accompanying notes are an integral of these consolidated financial statements

                                          	-7-

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

       SOUTH TEXAS OIL COMPANY was incorporated under the laws of the State of Nevada on July 31, 2001 as Nutek Oil, Inc., a wholly owned subsidiary of Nutek, Inc., a Texas corporation. The Company's Articles of Incorporation authorize 50,000,000 shares of Common Stock at $.001 Par Value and 5,000,000 preferred shares at $.001 Par Value. On August 1, 2001 and January 8, 2004, respectively, Nutek, Inc. distributed as a dividend a total of 703,012 shares of Nutek Oil, Inc. (Nevada) to the shareholders of Nutek, Inc. In a December 24, 2003 Form 8-K, Nutek, Inc. reported that it had distributed as a dividend to its shareholders all of the shares of Nutek Oil's common stock that Nutek Inc. has an interest in.

       On April 1, 2005, the Company changed its name from Nutek Oil, Inc. to South Texas Oil Company.

       Subsequent to the incorporation of the Company and its "spin off" from Nutek, Inc. as a wholly owned subsidiary, the Company assumed control of a non operating former subsidiary of Nutek, Inc. that had been incorporated in Texas as Nutek Oil, Inc in December 1998. On February 10, 2006, the Nutek Oil, Inc. incorporated in Texas changed its name to Southern Texas Oil Company. Presently, Southern Texas Oil Company is a wholly owned subsidiary of the Company.

       On April 4, 2007, the Company formed Leexus Operating Company, a wholly owned subsidiary incorporated pursuant to the laws of Texas. Leexus Operating Company is the surviving entity of a merger between Leexus Operating Company and Leexus Properties Corp., pursuant to which the Company gained control of certain leasehold assets in South Texas. Subsequent to the merger transaction, Leexus Operating Company changed its name to STO Operating Company.

       On August 15, 2007, the Company formed STO Drilling Company, a wholly owned subsidiary incorporated pursuant to the laws of Texas. STO Drilling Company is responsible for all drilling operations which are conducted directly by the Company.

       On September 18, 2007, the Company formed STO Properties LLC, a wholly owned subsidiary of STO Operating Company, as a limited liability company under the laws of Texas. STO Properties LLC owns certain oil and gas assets that are part of the business of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The attached consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, collectively referred to as the "Company". All significant inter-company transactions have been eliminated in consolidation.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130")), requires that total comprehensive income be reported in the financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the years ended December 31, 2007 or 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investment securities with maturities of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

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

Details of the asset retirement account are as follows for the years ended December 31, 2007 and 2006:


                       			   2007             2006
					----------	-----------
Balance at beginning of year		$  459,060	$   478,751

     Additions               		   349,183         	  -
     Accretion                		    46,698     	     29,213
     Payments                      		 -   	    (48,904)
					----------	-----------
Balance at end of year        		   854,941    	    459,060

Current portion               		    53,000     	     28,283
					----------	-----------
Long-term portion          		$  801,941	$   430,777
					==========	===========

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT, CONTINUED

The current and long term portions were of the asset retirement obligation was estimated based on historical experience.

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

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:


                        ESTIMATED
   CATEGORY             LIFE
   ------------------	---------
   Drilling equipment    20 years
   Office equipment       5 years
   Vehicles               5 years


All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

OIL AND GAS PRODUCING ACTIVITIES

Suspended well cost - Statement if Financial Accounting Standards Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS 19) as amended by Staff Position 19-1 "Accounting for Suspended Well Costs" allows suspended well costs to remain capitalized beyond one year from drilling if certain specific criteria are met and additional disclosures provided.

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

Development costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

EARNINGS PER SHARE

The Company's basic earnings per share (EPS) amounts have been computed based on the average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effects of outstanding stock options, restricted stock and performance-based stock awards under the treasury stock method if including such potential shares of common stock is dilutive. However, the effect of including such common stock equivalents was anti-dilutive for the years ended December 31, 2007 and 2006.

REVENUE RECOGNITION

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collection of the revenue is reasonably assured. At times the Company may sell more or less than our entitled share of gas production. When this happens, the Company uses the entitlement method of accounting for gas sales, based on our net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances and related values at December 31, 2007 and 2006 were insignificant.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

During the year ended December 31, 2007 and 2006 the Company's main customer accounted for 69% and 88%, respectively, of the Company's oil revenues. Management does not believe the loss of our main customer(s) would materially affect the ability to sell the oil.

INCOME TAXES

The Company records deferred income tax assets and liabilities to recognize timing differences between recognition of income for financial statement and income tax reporting purposes. Deferred income tax assets are calculated using enacted tax rates applicable to taxable income in the years when we anticipate these timing differences will reverse. The effect of changes in tax rates is recognized in the period of enactment.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. The adoption of FIN No. 48 did not have any effect on our reported financial position or results of operations

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2007 and 2006,the Companys financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates. Accounts receivable that are greater than 90 days past due at December 31, 2007 and 2006 were $45,616 and $-0-, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. The Company is using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 was recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in the Company's prior pro forma disclosures. The Company estimates expected forfeitures, as required by SFAS No. 123R, and recognizes compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award's time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders equity.



NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a noncontrolling interest in a subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R is not expected to have a significant effect the Company's financial position or results of operations.

NOTE 3 - AQUISITION OF ASSETS

On April 20, 2007, the Company entered into a merger agreement under which Leexus Operating Company was acquired from the selling shareholders of Leexus Properties Corp (the "Sellers") to create a new wholly-owned subsidiary of the Company. The following is an analysis of the consideration given and assets received in connection with this acquisition:


Assets acquired:

   Proved reserves                                     $ 6,127,375
   Unproved reserves                                    18,185,381
						       -----------
           Total assets acquired                       $24,312,756
						       ===========
Consideration given:
   Cash                                                $ 3,000,000
   Note payable (See Note 4)                             2,332,756
   Common stock (2,000,000 shares valued at
	$18,980,000 or $9.49 per share)   		18,980,000
						       -----------
           Total consideration given                   $24,312,756
						       ===========

On April 4, 2007, the Company entered into an equipment purchase agreement with TeXana Drilling, LLC (TeXana), to acquire a drilling rig and related equipment for a total purchase price of $1,065,418. The purchase price consisted of cash payments totaling $885,418 and issuance of a $180,000 non interest bearing note that was discounted to $152,794 to produce an interest rate of 12.25% per year over the term of the loan. The Company believes the purchase price will be adjusted downward by $62,683 for amounts incurred for parts and repairs during the 90 day warranty period specified in the purchase agreement.

On June 18, 2007, the Company acquired certain oil and gas reserves and related assets of Senora Resources, Inc. and James D. Dobos, II for $1,800,000 in cash. The entire purchase price was allocated to proven reserves.

On August 21, 2007, effective as of June 1, 2007 we acquired certain additional wells and acreage located in Bastrop, Brazos,Burleson and Fayette Counties from Texas Gas Partners for $253,145. The entire purchase price was allocated to proven reserves.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS

NOTE 3 - AQUISITION OF ASSETS, CONTINUED

On September 17, 2007, the Company acquired a second drilling rig from Granite Energy, Inc. for $1,300,000. The purchase price consisted of $300,000 in cash, 32,258 shares of restricted stock valued at $300,000, and a $700,000 note bearing interest of 7% per year and payable over two years. The Company issued 93,000 shares of its common stock into escrow as collateral for the loan.

On September 25, 2007, the Company the oil and gas interest of Diversity Petroleum, LLP for a purchase price of $10,000,000. The purchase price consisted of a cash payment of $7,500,000, the issuance of a $1,500,000 promissory note bearing interest at 10% per year (only if the note is in default) and the issuance of 105,820 shares of the Company's common stock valued at $1,000,000. Because interest on the promissory note is due only in the event of default, a situation deemed remote by the Company, the company discounted the note to its net present value of $1,331,010 to produce an interest rate of 11.75% per year over the term of the loan.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2006, the Company had a $75,000 line of credit agreement with a financial institution ("Line of Credit"). The Line of Credit bore interest on the outstanding balance at the banks prime plus 2% per year, payable monthly. The Line of Credit expired in 2007 and was not renewed.

On January 31, 2007, the Company entered into a three year, $15,000,000 secured revolving credit facility (the `Revolving Credit Facility") with the Longview Fund, L P ("Longview"). In consideration for the origination of the Revolving Credit Facility, the Company issued Longview a five-year warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $10.00 per share and granted Longview an overriding royalty interest, as described below . The revolving Credit Facility bears interest at the prime rate as published in the Wall Street Journal (7.25% at December 31, 2007), plus 4% per year, payable quarterly, in arrears. On September 25, 2007 the Revolving Credit Facility was increased to $30 million. The interest rate on December 31, 2007 was 11.25% and the outstanding balance was $21,877,351. Accrued and unpaid interest on December 31, 2007 was $554,988.

As stated in the previous paragraph, the Company and its subsidiaries granted Longview perpetual overriding royalty interests in current and future hydrocarbon production from all of their leases in the Giddings and Bastrop properties (the "Override Properties") as follows: 1) 4% until the Override Properties produce 1,000 barrels per day net to the subject working interests for 90 consecutive days; 2) thereafter, 3% until the Override Properties produce 2,000 barrels per day net to the subject working interests for 90 consecutive days; and 3) thereafter, 2%. Additionally, if Company repays the Revolving Credit Facility in full and the agreement is terminated, the overriding royalty interests of Longview in the Override Properties will be 2%.

As described in Note 3, on April 20, 2007, the Company entered into the Merger Agreement under which the Company issued a $4,000,000 note (the "Leexus Note") to the selling shareholders of Leexus Properties Corp. (the "Sellers"), which was subsequently increased to $4,485,241 based on the Sellers' use of additional funds on drilling and improvements prior to closing. This Leexus note is non-interest bearing but was discounted to $2,332,756 to produce an effective interest rate of 12.25% per year over the life of the loan. Under the terms of the Merger Agreement, the Leexus note is to paid from production based on the lesser of 75% of the current months net production or 75% of the net average production from December 2006, January 2007, and February 2007 production. During the year ended December 31, 2007, $141,786 of the discount was amortized to expense.

As described in Note 3, on April 4, 2007, the Company purchased equipment from TeXana and issued a $180,000 non interest bearing note (the "TeXana Note") that was discounted to $152,794 to produce an interest rate of 12.25% per year over the term of the loan. The TeXana Note is to be repaid in total monthly payments of $5,000 per month beginning in June 2007 and continuing for eighteen months at which time the payment increases to $22,500 for four months, with the final payment due in March 2009. The Company has deferred making monthly payments on the TeXana Note because a significant amount of unanticipated repair work was required on the assets acquired. The Company anticipates that the TeXana Note will be reduced by $62,683 for amounts incurred by the Company for parts and repairs during the ninety day warranty period specified in the purchase agreement.

As described in Note 3, the Company issued a $700,000 promissory note to Granite Energy, Inc. (the "Granite Note") bearing interest of 7% per year and payable in total monthly payments of $31,341, including interest, through November 2009. The Granit not is collateralized by a drilling rig acquired through its issuance.

As described in Note 3 the issued a $1,500,000 promissory note bearing interest at 10% per year (only if the note is in default) to acquire the oil and gas interest of Diversity Petroleum, LLP (the "Diversity Note"). Because the interest is only due upon default, the company discounted the note to its net present value of $1,331,010 to produce an interest rate of 11.75% over the term of the loan. The Diversity Note is due in monthly payments of $62,500 through October 2009 and is collateralized by the oil and gas interests for which it was issued to purchase.

In March 2007, the Company purchased two vehicles with directly related notes totaling $64,761. These notes bear interest of 4.9 % per year and are due in total monthly payments of $1,492, including interest, through April 2011. These notes are collateralized by vehicles.

The following is an analysis of notes payable and long-term debt at December 31, 2007 and 2006:

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT


    DESCRIPTION                     	     2007       2006
-------------------------		 -----------	----
Line of Credit                           $         - 	$  -
Revolving Credit Facility                 21,877,351       -
The Leexus Note                            2,474,541       -
The TeXana Note                              102,566       -
The Granite Note                             700,000       -
The Diversity Note                         1,181,151       -
Vehicle notes                                 55,437       -
					 -----------	----
 Total notes payable and long-term debt   26,391,046       -
					 -----------	----
 Current portion                           1,404,185       -
					 -----------	----
 Non-current portion                     $24,986,861    $  -
					 ===========	====

The following is an annual of the future annual principal payments due under note payable and long-term debt agreements:

                                       PRINCIPAL
YEAR ENDING DECEMBER 31,               BALANCE DUE
-----------------------		       -----------
        2008                           $ 1,404,185
        2009                             1,000,022
        2010                            22,016,059
        2011                               143,215
        2012                               155,111
        Thereafter                       1,672,454
				       -----------
Total notes payable and long-term debt $26,391,046
				       -----------


NOTE 5 - RELATED PARTY NOTES PAYABLE

The Company has notes payable to Murray Conradie and Jason Griffith, former executive officers of the Company, related to the purchase of wells during 2005, with a with a remaining principal balances totaling $17,067 at December 31, 2007. These notes bear interest at 7% per year is to be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

The Company leases approx 4 acres in Bigfoot, Texas and uses these premises for a field office and storage for all the vehicles, oil field equipment and supplies. This property is owned by Murray Conradie and the monthly rental amount is $750.

The Company utilizes a tractor and road maintainer for clearing and maintaining eases, lease roads, oil well locations and preparing sites for workovers. This equipment is owned by Murray Conradie and the Company pays a monthly rental amount of $1,286 for usage of this equipment.


NOTE 6 - STOCKHOLDERS' EQUITY

During the years ended December 31, 2007 and 2006, the Company issued common stock, warrants and options as follows:

COMMON STOCK

DURING THE YEAR ENDED DECEMBER 31, 2006:

The  Company  issued  1,959,113 shares of common stock  upon  the  exercise  of
warrants by warrant holders.   The  company  received  $1,124,531  in cash from
these exercises.

The Company issued 4,299,191 shares of common stock in settlement of $2,535,578 of convertible debt and related accrued interest. At the date of the conversion, the common stock issued represented 45% of the fully diluted shares of the Company.

The Company's total issued and outstanding shares was reduced by 132,638 shares related to shares canceled that were to be issued to a former employee and related to the settlement of debt from the first quarter of 2005.

The company issued 6,045 shares to consultants for services valued at $31,837 during the year.

The company signed a Letter of Intent on November 2, 2006, for the purchase of at least 50% and up to 75% working interest (WI) and 60% Royalty Interest (RI), in approximately 20,000 acres in the DJ basin in Northeast Colorado at a cost of $15 million if the full 75% working interest is acquired. Concurrent with signing this letter of intent, the Company issued 2,419,335 shares of restricted common stock for consideration of $7,500,000 based upon a five day closing average of the South Texas Oil Company shares as agreed upon when the original Letter of Intent was signed. This transaction was closed in the second quarter of 2007 and at December 31, 2007, the Company has only acquired 37.5% of the working interest in these leases.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

DURING THE YEAR ENDED DECEMBER 31, 2007:

The Company issued 13,098 shares of common stock, valued at $74,159, to royalty owners of a lease in order to obtain the assignment of all rights, title and interest in the production payment in lease.

The Company issued 787,652 shares of common stock upon exercise of options,on a cashless basis, at $0.46 and $0.50 per share.

The Company issued 6,000 shares of common stock valued at $57,000 in connection with a 12 month services agreement entered into on January 15, 2007. The Company expensed $57,000 for services rendered under the agreement during 2007.

The Company issued 2,000,000 shares of restricted common stock valued as $18,980,000 or $9.49 per share, the fair market value of the stock on the date of acquisition, in connection with the agreement and plan of merger entered into between Leexus Properties Corp. and the Company.

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

The company issued 32,258 shares of restricted common stock, valued at $300,000, in connection with the purchase of the drilling rig.

STOCK WARRANTS

During the year ended December 31, 2007, the Company granted warrants to purchase 1,000,000 shares of common stock in connection with the origination of a $15,000,000 secured revolving credit facility. The Company capitalized the value of the warrants as debt issuance costs in the amount of $5,700,945, the fair value of the warrants on the date of grant. Since these warrants were issued in connection with the line of credit, the Company allocated the fair value between the line of credit and the warrants. The difference between the fair value of the warrants and the allocated fair value is being amortized over the term of the line of credit. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends $-0-; volatility: 180%; risk free interest rate: 5.00%. The debt issuance costs will be amortized on a straight line basis over the three year term of the credit facility. During 2007, the Company recognized $1,741,956 of interest expense from amortization of the debt issuance cost associated with warrants.

The following is a schedule of the activity relating to the Company's stock warrants:

                                              		       WEIGHTED
                                  		  EXERCISE     AVERAGE
                        	     SHARES       PRICE        EXERCISE PRICE
				     ---------	  --------     --------------
Balance at December 31, 2005           	     -           -                  -

     Granted                          	     -       	 -            	    -
				     ---------	  --------     --------------
Balance at December 31, 2006           	     -       	 -            	    -

     Granted                  	     1,000,000	  $  10.00     $        10.00
				     ---------	  --------     --------------
Balance at December 31, 2007         1,000,000	  $  10.00     $     	10.00
				     =========	  ========     ==============



The following table summarizes information about the Company's stock warrants outstanding at December 31, 2006 and 2007, all of which are exercisable.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK WARRANTS, CONTINUED


  NUMBER OF     EXPIRATION      REMAINING    	EXERCISE
   SHARES          DATE      CONTRACTUAL LIFE     PRICE
  ---------    ------------  ----------------	--------
  1,000,000    January 2012         4.1 years   $  10.00


STOCK OPTIONS

The following is a schedule of the activity relating to the Company's stock options:


                                                           		WEIGHTED
                                            	       EXERCISE         AVERAGE
                               		SHARES         PRICE     	EXERCISE PRICE
					-------	       --------------   --------------
Balance at December 31, 2005            825,000	       $  0.46 - 0.50  	$         0.48

     Granted                                  -
					-------	       --------------   --------------
Balance at December 31, 2006            825,000	       $  0.46 - 0.50   $         0.48

     Granted, Directors                  60,000	       $         9.45   $         9.45
     Granted, Officers / Employees      621,000	       $         9.45   $         9.45
     Exercised                         (787,652)       $    0.46-0.50   $         0.48
     Surrendered in cashless exercise   (37,348)       $    0.46-0.50   $         0.48
     Cancelled				(30,000)       $    0.46-9.45   $         7.69
					-------	       --------------   --------------
Balance at December 31, 2007            651,000	       $  0.46 - 9.45   $         9.45
					=======	       ==============	==============

The following table summarizes information about the Company's stock options outstanding at December 31, 2006 and 2007, all of which are exercisable.


 NUMBER OF  	CURRENTLY       EXPIRATION        REMAINING           EXERCISE
 SHARES   	EXERCISABLE     DATE          	  CONTRACTUAL LIFE    PRICE
 ---------	-----------	---------------	  ----------------    --------
  651,000   	 	0    	   10/1/2012           4.75    	       $9.45
 =========	===========	===============	  ================    ========

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2007 are as follows:


          DESCRIPTION             		   2007		  2006
------------------------------------		   ----		  ----
Deferred tax assets
	Net operating loss carryforwards	$2,898,186	$ 621,144
	Valuation allowance			(1,881,040)	 (416,797)
						-----------     ----------
		Net deferred tax asset		 1,017,146	  204,347

Deferred tax liabilities
	Basis of oil and gas properties		 1,017,146	  204,347
						-----------     ----------
	Net deferred taxes			$	-	$      -


At December 31, 2007, the Company had unused federal net operating loss carryforwards of approximately $9,140,000 which expire in 2021 through 2028. Following is a reconciliation of the Companys effective income tax rate to the federal statutory rate for the years ended December 31, 2007 and 2006:

                          			        2007                2006
						     ----------	        ----------
                      				     AMOUNT	 % 	AMOUNT      %
						     ------      --	------	    --													Amount		%		Amount		%

Income tax benefit at federal statutory rate	$  2,244,416	 34	$ 249,368   34
Non-deductible interest expense			    (646,908)	(10)	      -	    -
Other non-deductible expenses			      (1,932)	  -	      -	    -
Change in valuation allowance			  (1,595,576)	(24)	(249,368)  (34)
						-------------   ----    ---------  ----
   Provision for income taxes			$	-	  -	$     -     -

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 31, 2007, the Company entered into a 36 month operating lease for its corporate offices in Bastrop, TX.The lease agreement provides for monthly lease payments of $7,000 per month plus the Companys proportional share of utilities.Future annual minimum lease payments due under this operating lease are as follows:

					Minimum
	Year ending December 31,	Lease Payments

		2008			$	84,000
		2009				84,000
		2010				84,000

The landlord can terminate the lease with ninety (90) days written notice and after November 1, 2008, the Company has a similar termination right. Rent expense under operating leases was $18,250 for 2007 and $8,832 dueing the years ended December 31, 2007 and 2006 respectively.

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

NOTE 10 - SUBSEQUENT EVENTS

On January 22, 2008, the Company's Board of Directors executed a consent in lieu of a special meeting, dated January 16, 2008, to amend the Company's Bylaws. The amendments to the Bylaws were intended to remove any ambiguity with respect to the provisions thereof, and to provide for a more effective and efficient management of the Company's affairs with respect to the increase in the number of the Company's directors, as may be determined by the Board of Directors from time to time to be in the best interest of the Company, and the filling of vacancies in the members of the Board of Directors created by the resignation, removal of such members or other cause, resulting in such vacancies.

Prior to the amendments, the Bylaws required (i) that vacancies on the Board of Directors be filled only by "a special election" called to elect all directorships including those not currently vacant; (ii) that any new directorship created by an increase in the authorized number of directors, shall be filled by "voting stock at a special meeting called for such purpose;" and (iii) that the voting of the Company's common stock be cumulative. Sections
3.2 and 3.3 of the prior Bylaws are attached as Exhibit 99.2.

The amended Bylaws provide (i) that vacancies on the Board of Directors be filled by an affirmative vote of a majority of the remaining directors; (ii) that any new directorship created by an increase in the authorized number of directors be filled by election by the Board of Directors and (iii) that the voting of the Company's common stock not be cumulative. Sections 3.2 and 3.3 of the amended Bylaws are attached as Exhibit 99.3.

			   SOUTH TEXAS OIL COMPANY
			NOTES TO FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS, CONTINUED

The Company has one class of voting securities. The amendment of the Company's Bylaws does not disparately reduce or restrict the voting rights of existing shareholders of that class.

On January 22, 2008, the Company's Board of Directors appointed current president Scott Zimmerman as Chief Executive Officer of the Company, effective upon the resignation of Mr. Conradie from that position. Mr. Zimmerman, who will retain his position as president, also was elected as an additional member of Company's Board of Directors, pursuant to a contemporaneous vote of the Directors to enlarge the Board of Directors from 5 to 6 members. Mr. Zimmerman has served as the Company's President since June 18, 2007.

On January 22, 2008, the Company's Board of Directors also elected Mr. Michael Pawelek as its new Chairman and outside director, effective immediately. Mr. Pawelek, a geophysicist, has held senior management positions throughout his 27-year career in the exploration and production and oilfield services industries. After working south Texas fields early in his career, Mr. Pawelek later served as CEO of Universal Seismic Associates, a seismic acquisition and processing company that later became publicly traded and was ultimately sold. He also held the position of President at BOSS Exploration & Production Corporation, Inc. a privately held Gulf Coast production company. He currently is President of privately held San Antonio based Sonterra Resources, Inc. which operates assets in the Texas State waters.

On January 22, 2008, the Company's Board of Directors accepted the resignation of Mr. Murray N. Conradie as its Chairman, Director and Chief Executive Officer. Mr. Conradie's resignation marks the Company's transition from a development stage company to that of an exploration and production company, through the simultaneous appointment of a seasoned, technically oriented oil and gas management team with experience in growing exploration and production. Mr. Conradie's resignation letter is attached as Exhibit 99.1

Mr. Conradie has been retained by the Company as a consultant for a one year period to assist in the management transition and to offer guidance on specific current or anticipated business opportunities and projects, which agreement can be terminated by either party after the expiration of the initial 90 days of the contract term. The Company has agreed to continue Mr. Conradie's current compensation package, including benefits, on an independent contractor basis during the full consulting contract period.

GAS Purchase Contract

On February 15, 2008, the Company entered into an "Amendment to Gas Contract dated October 1, 2007" with DCP Midstream, for the gathering, processing and marketing of the Company's Bastrop Field natural gas volumes. Under the agreement, as amended, the Company will begin to sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d, prior to July 31, 2008,. As part of the contract terms, the Company is responsible for $186,000 of capital investment in the project, for which it will receive a repayment over time if 220,000 Mcf of gas is produced within two years of first sales at $0.25/Mcf. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

NOTE 11 - UNAUDITED SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

The following supplemental information regarding the oil and gas activities of the South Texas Oil Company is presented pursuant to the disclosure requirements promulgated by the SEC and Statement of Financial Standards ("SFAS") No. 69, Disclosures About Oil and Gas Producing Activities.

The following estimates of reserve quantities and related standardized measure of discounted net cash flows are estimates only, and are not intended to reflect realizable values or fair market values of South Texas Oil Company's reserves. South Texas Oil Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than producing oil and gas properties. Additionally, the price of oil has been very volatile and downward changes in prices can significantly affect quantities that are economically recoverable. Accordingly, these estimates are expected to change as future information becomes available and these changes may be significant.

Proved reserves are estimated reserves of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on a year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

CAPITALIZED COSTS RELATED TO OIL AND GAS ACTIVITIES

Aggregate capitalized costs relating to the Company's crude oil and natural gas producing activities, including asset retirement costs and related accumulated DD&A are shown below:

                           2007           2006

Unproved properties   $  30,757,344 $   1,238,950
Proved properties        23,383,575     2,892,358
Oilfield equipment                -             -
			----------- -------------
                         54,140,919     4,131,308
Less accumulated DD&A   (5,727,612)   (1,020,785)
			----------- -------------
Net capitalized costs $  48,413,307 $   3,110,523
			=========== =============


COSTS INCURRED IN OIL AND GAS ACTIVITIES

Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities are shown below:

                          2007         2006

Property acquisition
    Unproved          $29,518,394  $        -
    Proved             11,933,621     433,225
Exploration                     -     849,581
Development             8,585,879           -
		      ----------- -----------
Total costs incurred $ 50,037,894 $ 1,282,806
		      =========== ===========

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. Due to significant net operating loss carryforwards related to producing activities, income taxes have not been provided for the years ended December 31, 2007 or 2006. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

NOTE 11 - UNAUDITED SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES, CONTINUED

                                       2007          2006

Net revenues from production        $  5,351,595  $  553,058

Production costs
    Oil and gas operating              1,921,091     336,490
    Production related general and
         administrative expenses              -           -
    Other taxes                          275,335      32,606
				      ----------   ---------
         Total production costs        2,196,426     369,096

Depreciation, depletion and
     amortization                      4,881,975     400,968
				      ----------   ---------
         Total costs                   7,078,401     770,064

Loss before income taxes              (1,726,806)   (217,006)

Income tax expense                             -           -
				      ----------   ---------
Results of operations               $ (1,726,806)  $(217,006)

DD&A rate per net equivalent
     barrel                        $      27.99    $   66.63
				      ==========   =========

PROVED RESERVES

The following reserve schedule summarizes the Company's net ownership interests in estimated quantities of proved oil and gas reserves and changes in proved reserves, all of which are located in the continental United States. Reserve estimates for crude oil contained below were prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in southern Texas and Colorado.

NOTE 11 - UNAUDITED SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES, CONTINUED


PROVED RESERVES, CONTINUED

                                              OIL                GAS
                                           (BARRELS)            (MCF)
					    -------	      ---------
PROVED RESERVES
   Balance - December 31, 2005               48,430                   -
      Revisions of previous
          Estimates                          21,774                   -
      Extensions, discoveries and
          other additions                         -                   -
      Production                            (11,557)                  -
      Purchase (sales) of minerals
          in place                                -                   -
					    -------	      ---------
   Balance - December 31, 2006               58,647                   -
      Revisions of previous
          estimates                           3,790                   -
      Extensions, discoveries and
          other additions                         -                   -
      Production                           (121,096)           (291,689)
      Purchase (sales) of minerals
          in place                          447,316           1,448,133
					    -------	      ---------
   Balance - December 31, 2007              388,657           1,156,444
					    =======	      =========



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The following table presents the standardized measure of future net cash flows from proved oil reserves in accordance with SFAS No. 69. All components of the standardized measure are from proved reserves, all of which are located within the continent of the United States. As prescribed by this statement, the amounts shown are based on prices and costs at December 31, 2007 and 2006, and assume continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred through the remaining lives of the fields. Accordingly, the estimates of future net revenues from proved reserves and the present value thereof may not be materially correct when judged against actual subsequent results. Further, since prices and costs do not remain static, and no price or cost changes have been considered, and future production and development costs are estimated to be incurred in developing and producing the estimated proved oil reserves, the results are not necessarily indicative of the fair market value of estimate proved reserves, and the results may not be comparable to estimates by other oil producers.

NOTE 11 - UNAUDITED SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES, CONTINUED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES


                                      2007          2006
				 -------------	------------
Future cash inflows              $  45,940,000	$  3,097,500
Future production costs            (16,352,400)   (1,662,500)
Future development costs            (2,619,600)       (1,200)
Future income tax expenses          (8,591,000)     (216,000)
				 -------------	------------
Future net cash flows               18,377,000     1,217,800
Effect of 10% discount factor       (5,712,000)     (357,600)
				 -------------	------------
Standardized measure of
   discounted future cash flows
   at the end of the year        $  12,665,000  $    860,200
				 =============	============

The standardized measure of discounted future net cash flows as of December 31, 2007 and 2006 was calculated using prices the following average prices in effect as of that date:


                           	 	    2007     	  2006
					  --------	--------
Average crude oil price per barrel        $  91.27	$  52.82

Average gas price per MCF      		      9.05             -


SOURCES OF CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company's proved crude oil reserves, as required by SFAS No. 69, are set forth in the table below.




                                                	    2007          2006
							-----------    ---------

Standardized measure of discounted future net
       cash flows at the beginning of the year		$   860,200    $ 791,000

Net changes in prices and production costs                   68,700    	(383,400)
Changes in estimated future development costs                      	  (1,200)
Sales of oil and gas, net of production costs            (3,155,200) 	  (3,300)
Extensions, discoveries and improved recovery
       less related costs                                14,701,100            -
Purchases (sales) of minerals in place                                         -
Revisions of previous quantity estimates                    200,200      457,100
Previously estimated development costs incurred
Net change in income taxes                                            	       -
Accretion of discount                                                 	       -
							-----------    ---------
Standardized measure of discounted future net
       cash flows at the end of the year       		$12,675,000    $ 860,200
							===========    =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 8A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.


Internal Controls Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2007. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

      1.Lack of Effective Corporate Governance Policies and Procedures.

      Independent Directors. We failed to require that a majority of or directors be independent or to define the requirements for independence until August 2007. Three independent directors were elected by the existing Board on August 27, 2007, through an expansion of the number of the Company's directors to five. The independent directors did not hold any separate meetings during their tenure in 2007.

      Committees of the Board. We failed to create and appoint member to essential board committees to oversee the managerial, operational and financial aspect of the Company's business.

                 We did not establish an Audit Committee to (i) appoint the independent registered public accounting firm for the Company and monitor the performance of such firm, (ii) review and approve the scope and results of the annual audits, (iii) evaluate, with the independent registered public accounting firm, the Company's annual audit of the financial statements and audit of internal control over financial reporting, (iv) monitor the performance of the Company's internal audit function, (v) review, with management, the annual and quarterly financial statements, (vi) review, with management, the status of internal control over financial reporting, (vii) review and maintain procedures for the anonymous submission of complaints concerning accounting and auditing irregularities, (viii) review problem areas having a potential financial impact on the Company, which may be brought to its attention by management, the independent registered public accounting firm or the Board, and (ix) to preapprove all non-audit related services provided by the independent registered public accounting firm and the independent registered public accounting firm's fees for services rendered to the Company.

                 We did not establish a Compensation Committee to (i) review and make determinations with respect to matters having to do with the compensation of executive officers and Directors of the Company and
      (ii) administer certain plans relating to the compensation of officers and Directors.

                 We did not establish a Nominating and Corporate Governance Committee to (i)identify persons for future nomination for election to the Board of Directors, (ii) approve and adopt corporate governance guidelines, including qualifications of potential directors (iii) oversee an annual self-evaluation conducted by the Board in order to determine whether the Board and its Committees are functioning effectively, (iv) oversee individual Director self-assessments in connection with the evaluation of such Director for purposes of making a recommendation to the Board as to the persons who should be nominated for election or re-election.

      Conflicts of Interest. We failed to adopt a conflict of interest policy to insure that (i) officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company, (ii) a breach of this requirement will be a breach of the fiduciary duties of the officer or director, and that (iii) officers and directors shall abstain from negotiating and voting upon the opportunity.

      2. Lack of Accounting Personnel. We failed to hire or train accounting personnel that had the appropriate knowledge of Generally Accepted Accounting Principles and accounting principles specific to the oil and gas industry. As a result, the input and categorization of certain entries required extensive review to assure accuracy and year-end financial statements submitted to the SEC had to be restated for the year 2005. Financial statements for fiscal year 2006 were filed on April 18, 2007 and financial statements for the periods ending June 30, 2007 and September 30, 2007, as well as for the fiscal year 2007 were filed during the extension periods following the respective required filing dates.
      				-34-

      3. Lack of Effective Utilization of General Accounting System. Documented processes do not exist for the input and creation of effective and accurate reports on a short term periodic basis. The present accounting software, which is geared to oil and gas production and sales, was installed in mid-2007 and has not been fully utilized for generic financial reporting tasks. In addition, documented processes do not exist for several key processes such as a closing checklist, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets. Reconciliations are performed on an ad hoc basis.

      4. Lack of Effective Control in Certain Accounting Areas. There were not effective financial reporting controls in certain areas that could lead to inaccurate financial reporting, including: (i) financial personnel have the ability to change account structures without approval (ii) general ledger journal entries are not always approved or reviewed prior to entry, and (iii) accounting staff employees with payable responsibilities also have access to vendor maintenance controls.

      5. Lack of Effective Control in Certain Operational Areas. We do not have formal guidelines for authorization levels for entering into agreements (oil and gas leases, joint operating agreements, orders, non-disclosure agreements, sales and other contracts) or distributing cash (signing checks and creating authorizing wire transfers). We do not have a monitoring process to insure that all oil and gas leases and material contracts are documented appropriately and represent the transfer of valid leasehold rights prior to execution.

      6. Lack of an effective Employee Handbook or Training on Company Policies. We do not distribute an Employee Handbook to employees and employees have not received any training on Company policies such as the Code of Conduct, Sexual Harassment, Diversity, Usage of Company Computers, and Insider Trading. In addition, we do not have a Whistleblower program in place, and do not have a process for making issues affecting employees in the workplace known to the appropriate person(s) without fear of retribution.

      7. Lack of Employee Performance Criteria or Evaluation. We do not have documented job descriptions for each position in the Company. Performance appraisals have not been performed and, as a result, our employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities.

      8. Lack of Adequate Documentation of Equity Transactions. We do not have an internal centralized reporting system to record changes in our issued and outstanding securities or our equity that is beneficially owned. In that regard, we do not maintain a short term periodic equity roll-forward record or companion fully diluted analysis reports

      9. Lack of Sufficient Segregation of Authority and Duties. We have not maintained sufficient segregation of duties or responsibilities, as evidenced by executive officers (i) having the ability to purchase and receive goods,
(ii) assuming payables activities without verification or maintenance of vendor controls by others, (iii) holding multiple executive positions simultaneously, and (iv) having the ability to negotiate contracts with third parties in which they have an interest, without conflict of interest or oversight control by the Board of Directors. In addition, for a period in excess of seven months in 2007, the Company lacked a Board of Directors with a majority of independent directors.

      10. Lack of Centralized, Indexed Filing System and Protocol for Critical Operative Documents of the Company. We do not have a centralized, index filing system for critical operative documents, including: executed contracts, leases, assignments, royalties and other material documents dealing with the operation of the Company's business day to day and long term. In addition, we do not have a control protocol for the handling of such paperwork to document effectively the existence, duration, execution and important functional events of such documents.

Remediation of Material Weaknesses

      1.   Implementation  of  Effective  Corporate  Governance   Policies  and
      Procedures.

      Independent Directors. Each of our new Chairman and three new directors is an "independent director", as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The three new directors were elected by the existing Board on August 27, 2007, and the new Chairman on January 22, 2008, through an expansion of the number of the Company's directors. The Chairman of the full Board will serve as Lead Independent Director for such term as the independent directors may determine.

      Committees of the Board. The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, to devote attention to specific charter subjects. The functions of these committees were determined in August 2007. The Committees did not hold any meetings during 2007. The Board established an Executive Committee on February 4, 2008.

      Conflicts of Interest. The Board has established a Conflicts of Interest policy, which effectively addresses the identification of and process for conflicts prohibition and resolution thereof in an effective and orderly fashion.

      2. Addition of Accounting and Executive Personnel. We have entered into a Contract Operating Agreement with Sonterra Operating, Inc., an oil and gas production company, to retain certain of its executive level personnel to assist us in our day to day business functions in both operations and accounting. The key retainees include personnel functioning at the equivalent level of chief executive officer, chief financial officer and chief operating officer.

      3. Effective Utilization of Accounting Systems. In connection with our new Contract Operating Agreement, we have begun the process of transferring data to a more robust accounting system that will provide for easier integration of oil and gas specific tasks with generic financial reporting tasks, including, documentation for key processes such as a closing checklist, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, the usage of key spreadsheets and regular reconciliations of accounts.

      4. Effective Control in Certain Accounting Areas. In connection with our new Contact Operating Agreement, we are implementing appropriate controls over documentation of accounting protocols and separation of responsibilities, including payables, cash utilization, account structures and general ledger journal entries. We are improving our financial reporting controls by (i) establishing a procedure for changing account structures and restrict system access accordingly, (ii) implementing a process to review all journal entries prior to entry into the General Ledger, (iii) documenting all key financial reporting processes, and (iv) establishing an effective document control and retention procedure

      5. Effective Control in Certain Operational Areas. In connection with our new Contact Operating Agreement, we are implementing (i) appropriate controls over documentation of operating protocols, including guidelines for authorization levels for entering into agreements, such as oil and gas leases, joint operating agreements, orders, non-disclosure agreements, sales and other contracts and (ii) a monitoring process to insure that all leases and material contracts are documented appropriately and represent the transfer of valid leasehold rights prior to execution.

      6. Employee Handbook or Training on Company Policies. With anticipated additional management resources, we will (i) create and distribute an employee handbook to employees, (ii) implement employee training on Company policies, including Code of Conduct, Sexual Harassment, Diversity, Usage of Company Computers, and Insider Trading, and (iii) adopt existing proposed policies incorporating a Whistleblower program and processes for making issues affecting employees in the workplace known to the appropriate person(s) without fear of retribution.

      7.   Employee  Performance  Criteria  or  Evaluation.   With  anticipated
additional management resources, we will document job descriptions for each position in the Company and conduct periodic employee performance appraisals.

      8. Documentation of Equity Transactions. With anticipated additional management resources, in addition to our retention of outsourced legal counsel on a consultant basis to perform those duties traditionally performed by in house General Counsel, we have commenced the preparation of an internal centralized reporting system to record changes in our issued and outstanding securities or our equity that is beneficially owned, in addition to short term periodic equity roll-forward record and companion fully diluted analysis reports. This legal counsel also serves as our liaison with our Registered Transfer Agent.

      9. Segregation of Authority and Duties. We have taken steps to implement appropriate internal control at the highest executive and management levels of the Company, through the segregation of authority and duties, as follows:

           Each of our new Chairman and three new directors is an "independent director", as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The three new directors were elected by the existing Board on August 27, 2007 and the new Chairman on January 22, 2008, through an expansion of the number of the Company's directors.

           We have entered into a Contact Operating Agreement with Sonterra Operating Inc., an oil and gas production company, to retain certain of its executive level personnel to assist us in the operation of our day to day business. The key retainees include personnel at the level of chief executive officer, chief financial officer and chief operating officer

           The positions of Company Chairman and Chief Executive Officer are held by separate persons.

           All material acquisitions and contracts are monitored and approved by the Executive committee of the Company's Board of Directors.

           The Board, made up of a majority if independent directors, has the responsibility to oversee and implement the Company's new Conflicts of Interest Policy

      10. Creation of Centralized, Indexed Filing System and Protocol for Critical Operative Documents of the Company. With additional management personnel resources, we anticipate creating a system and protocol for the effective documentation of critical operative documents, including: executed contracts, leases, assignments, royalties and other material documents dealing with the operation of the Company's business day to day and long term. This system will be designed to balance the needs of personnel on various management levels to access important documents as appropriate, with the need for security appurtenant to the handling and exanimation of such documents.

      We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our continuing internal control assessment, testing and evaluation process.

Attestation

      This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 8B.  OTHER INFORMATION.

Subsequent Events

      On January 22, 2008, our Board of Directors appointed current president Scott Zimmerman as Chief Executive Officer of the Company, effective upon the resignation of Mr. Conradie from that position. Mr. Zimmerman, who will retain his position as President, also was elected as an additional member of Company's Board of Directors, pursuant to a contemporaneous vote of the Directors to enlarge the Board of Directors from 5 to 6 members. Mr. Zimmerman has served as our President since June 18, 2007.

      On January 22, 2008, our Board of Directors also elected Mr. Michael Pawelek as its new Chairman and outside director, effective immediately. Mr. Pawelek, a geophysicist, has held senior management positions throughout his 27-year career in the exploration and production and oilfield services industries. After working south Texas fields early in his career, Mr. Pawelek later served as CEO of Universal Seismic Associates, a seismic acquisition and processing company that later became publicly traded and was ultimately sold. He also held the position of President at BOSS Exploration & Production Corporation, Inc. a privately held Gulf Coast production company. He currently is President of privately held San Antonio based Sonterra Resources, Inc. which operates assets in the Texas State waters.

      On January 22, 2008, our Board of Directors accepted the resignation of Mr. Murray N. Conradie as its Chairman, Director and Chief Executive Officer. Mr. Conradie's resignation marks our transition from a development stage company to that of an exploration and production company, through the simultaneous appointment of a seasoned, technically oriented oil and gas management team with experience in growing exploration and production.

      Mr. Conradie has been retained by the Company as a consultant for a one year period to assist in the management transition and to offer guidance on specific current or anticipated business opportunities and projects, which agreement can be terminated by either party after the expiration of the initial 90 days of the contract term. We have agreed to continue Mr. Conradie's current compensation package, including benefits, on an independent contractor basis during the full consulting contract period.

      On January 22, 2008, our Board of Directors executed a consent in lieu of special meeting, dated January 16, 2008, to amend Sections 3.2 and 3.3 of our Bylaws. The amendments to the Bylaws were implemented to remove any ambiguity with respect to the provisions thereof, and to provide for a more effective and efficient management of our affairs with respect to the increase in the number of our directors, as may be determined by the Board of Directors from time to time to be in the best interest of the Company, and the filling of vacancies in the members of the Board of Directors created by the resignation, removal of such members or other cause, resulting in such vacancies.

      Prior to the amendments, the Bylaws required (i) that vacancies on the Board of Directors be filled only by "a special election" called to elect all directorships including those not currently vacant; (ii) that any new directorship created by an increase in the authorized number of directors, shall be filled by "voting stock at a special meeting called for such purpose;" and (iii) that the voting of our common stock be cumulative.

      The amended Bylaws provide (i) that vacancies on the Board of Directors be filled by an affirmative vote of a majority of the remaining directors; (ii) that any new directorship created by an increase in the authorized number of directors be filled by election by the Board of Directors and (iii) that the voting of our common stock not be cumulative.

      The Company has one class of voting securities. The amendment of our Bylaws does not disparately reduce or restrict the voting rights of existing shareholders of that class.

      On February 15, 2008, we entered into an "Amendment to Gas Contract dated October 1, 2007" with DCP Midstream, for the gathering, processing and marketing of our Bastrop Field natural gas volumes. The contract allows for the first time for sales of our natural gas in Bastrop County, Texas. At approximately 1,500 BTU/cf, Bastrop Field associated gas is high-BTU and liquids-rich, allowing for further revenue by stripping the liquids from the natural gas. High-BTU gas commands a substantial premium to NYMEX natural gas prices due to the high propane, ethane,butane and methane content of the natural gas as these natural gas liquids ("NGLs") can be sold at prices approaching crude oil prices, less a discount, rather than at natural gas prices. With this recent arrangement, the Company is able to convert what was essentially a stranded-gas asset into a new source of revenue.

      According to the agreement, as amended, the Company will begin to sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d, prior to July 31, 2008. As part of the contract terms, the Company is responsible for $186,000 of capital investment in the project, for which it will receive a repayment of $0.25/Mcf over time if 220,000 Mcf of gas is produced within two years of first sales. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.


      On January 31, 2007 the Company entered into a certain Loan Agreement (the "Loan Agreement"), pursuant to which the Company had the right to borrow from The Longview Fund, L.P., a California limited partnership ("Longview") an aggregate amount not to exceed $15,000,000, which obligation was represented by a certain Revolving Credit Note (the "Revolving Note"), dated January 31, 2007, issued by the Company in favor of Longview. Contemporaneous with this transaction, the Company and Longview entered into a certain Security Agreement (the "Original Security Agreement"), dated as of January 31, 2007, pursuant to which the Company granted to Longview a security interest in certain collateral, and the Company issued warrants to Longview for the purchase of 1,000,000 shares of the Company's common stock at the price of $10.00 per share (the "Warrants").

      On September 25, 2007, the Company and Longview entered into a First Amendment to Loan Agreement and Revolving Note, pursuant to which (i) the Company and Longview agreed to amend and restate the Revolving Note to increase the aggregate amount that the Company was entitled to borrow from Longview, and the principal amount of the Revolving Note, to $30,000,000; (ii) the Company agreed to, among other things, grant to, and cause each of its Subsidiaries to grant to, Longview perpetual overriding royalty interests in the hydrocarbon production of all of the Company's and its Subsidiaries' current and future interest in their then current Real Property, except for the Southern Texas Properties (the "Original Override Conveyances"); and (iii) the Company agreed to enter into, and to cause each of its Subsidiaries to enter into, (a) a guaranty for those certain obligations under the Loan Agreement, the Revolving Note and each of the transaction documents contemplated thereby and entered into in connection therewith, and (b) security and pledge agreements and such other documents and instruments as are necessary to provide Longview with a valid, perfected, first priority security interest in substantially all of the assets of the Company and each of its Subsidiaries.

      The Company, Longview and Marquis Master Fund, L.P., a British Virgin Islands limited partnership ("Marquis"), to which Longview transferred a twenty five percent (25%) interest in its rights and obligations under the Loan Agreement, the Revolving Note and the Warrants, entered into a certain Securities Purchase Agreement (the "Securities Purchase Agreement"), dated April 4, 2008 (the "Amendment Date"), to, among other things, amend and restate in its entirety all terms, conditions and provisions of the appropriate operative documents of the January 31, 2007 transaction, as amended on or about September 25, 2007, as described above, including, without limitation, the Loan Agreement, the Original Security Agreement and the Revolving Credit Note. In connection with the Securities Purchase Agreement, the Company issued to Longview and Marquis Senior Secured Notes, in the aggregate principal amount of $23,877,350.82, which represented the aggregate outstanding principal balance of the Advances represented by the Revolving Note as of the Amendment Date. Subject to the terms and conditions more specifically set forth in the Securities Purchase Agreement, the Company has the option to sell to each of Longview and Marquis additional notes (each, an "Additional Note") in an original aggregate principal amount of up to $6,122,649.18. Each of the Company's Subsidiaries' is party to a guaranty pursuant to which such Subsidiaries' have guaranteed all of the Company's obligations under the Securities Purchase Agreement, the Notes and the other transaction documents. All of the Company's and its Subsidiaries' obligations under the Securities Purchase Agreement, the notes, the guaranty and the other transaction documents are secured by a first priority perfected security interest in substantially all of the assets, including real property interests, of the Company and each of its Subsidiaries. Without limiting the foregoing, the Company agreed to, among other things, grant to, and cause each of its Subsidiaries to, grant to, Longview and Marquis certain mortgages in the oil and gas producing properties held by Company and its Subsidiaries and an aggregate of three percent (3%) perpetual overriding royalty interests in the hydrocarbon production of all of the Company's and the Subsidiaries' current and future interests in their then current Real Property, including the Southern Texas Properties.

      On April 8, 2008, the Company sold, and Longview and Marquis purchased, an aggregate of $2,000,000 principal amount of Additional Notes, pursuant to the terms of the Securities Purchase Agreement. After giving effect to such sale and purchase of Additional Notes, and after payment of accrued interest under each of the notes then outstanding, the Company received the net amount of $1,369,665.83.

      On April 9, 2008, the Company, Longview and Marquis, finalized a new Amended Agreement, dated April 3, 2008, to, among other things, amend and restate in its entirety all terms, conditions and provisions of the appropriate operative documents of the January 31, 2007 transaction, as amended on or about September 25, 2007, as described above, as set forth in the new Amended Agreement, and to amend and restate to read in their entirety the operative documents of the January 31, 2007 transaction, as amended on or about April 1, 2008, including without limitation the Company's agreement to, among other things, grant to, and cause each of each Subsidiaries, including Southern Texas Oil Company, to grant to, Longview and Marquis certain mortgages in the oil and gas producing properties held by Company and its Subsidiaries and the perpetual overriding royalty interests in the hydrocarbon production of all of the Company's and the Subsidiaries' current and future interests in their then current Real Property, including the Southern Texas Properties, as set forth in the new Amended Agreement, effective as of the Amendment Date contained therein.

      On April 9, 2008, the Company signed a definitive Contract Operating Agreement with Sonterra Operating, Inc. As of the effective date, April 1, 2008, Sonterra began overseeing daily operations, in the name of, on behalf of, and for the benefit of the Company, of both operating services and accounting services for the operated and non-operated properties as an independent contractor acting in the role of contract operator. The initial contact term shall be 90 days, with a month-to-month extension as approved by both parties, going forward. Compensation for services rendered under Contract Operating Agreement will be competitive with industry standards for similar services provided by third party contact operators. Sonterra senior management has experience providing similar services at predecessor companies. Under the terms of the agreement, the Company will continue to lead the operation of its Colorado assets with the assistance of the existing Colorado contract operator.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2007:

      Name                  Age   Position/Office        Served Since

      Murray N. Conradie    40    Chairman/CEO           April 1999
      Scott zimmerman	    ??	  President		 June 2007
      Edward Shaw           45    COO                    December 2005
      Stanley Hirschman     61    Director               August 2007
      Owen M. Naccarato     58    Director               August 2007
      David Lieberman       63    Director               August 2007

      The following is a brief description of the business background of the directors and executive officers of The Company:

Murray N. Conradie - CEO and Chairman of the Board

      Mr. Conradie has been the CEO and Chairman of the Board and a Director of the Company since April 1999. He was also the CEO and Chairman of the Board and a Director of Datascension, Inc., a public company trading on the OTCBB, since April 1999, the parent company of The Company, prior to the spin-off. He resigned from Datascension Inc. on April 1, 2005 to focus more attention on The Company. Mr. Conradie has several years of experience in creating and developing start-up enterprises and has a background in Law and Accounting.

      Subsequent to December 31, 2007, our Board of Directors appointed J. Scott Zimmerman as Chief Executive Officer, President, and Director. (See the Company's report on Form 8-K dated January 23, 2008.)


Scott Zimmerman - President

On June 18, 2007, South Texas Oil named Scott Zimmerman, the former President, CEO, and Founder of Storm Cat Energy, as President. Scott Zimmerman holds a Bachelor of Science in Petroleum Engineering. Mr. Zimmerman's professional experience includes an extensive background in the oil and gas industry including working at Huber Corporation for 20 years where he was instrumental in the sale of Huber's Fruitland Coal CBM field for $100 +MM in profit. In 2002 he was Vice-President of Operations and Engineering for Evergreen Resources and responsible for over 1,000+ producing wells and 800,000 prospective acres. Evergreen was acquired by Pioneer Resources for $2.1 billion in 2004.

      Subsequent to December 31, 2007, our Board of Directors appointed J. Scott Zimmerman as Chief Executive Officer, President, and Director.



Edward Shaw - COO/Director

       Effective December 1, 2005, Mr. Edward Shaw was appointed as Chief Operating Officer of The Company to head field operations in Texas. Mr. Shaw is qualified as both a mechanical and electrical engineer with over 10 years of experience in Saudi Arabia and has spent the prior 4 years in New Zealand where he was researching and developing methods of monitoring oil wells to optimize production, including using existing products integrated with emerging telemetry technologies.

Stanley Hirschman - Director

      Mr. Hirschman is President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He is a director of Axion Power International and Longview Fund International and former chairman of Mustang Software, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiatives to increase shareholder value, resulting in the successful acquisition of the company by Quintus Corporation.

      His client list has included GameStop, Nortel, SBC Wireless (now AT&T), Dalrada Financial Corp, Oxford Media Corporation, Earthlink Inc., Airmesh Communications, Bravo Foods International and Retail Highway. Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. He also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium. He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Owen M. Naccarato - Director

      Owen M. Naccarato, Esq., CPA and MBA has for the last ten years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with Fortune 50 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations and their respective corporate law sections. In addition to having a JD in law, Mr. Naccarato earned a BS in Accounting from Northern Illinois University, an MBA from DePaul University (Chicago) and is a certified public accountant, having articulated in the State of Illinois.

David Lieberman - Director

      Mr. Lieberman is the Chief Financial Officer of Datascension, Inc., a telephone market research company that provides both outbound and inbound services to corporate customers, including telephone research interviewing, data collection and processing, and customer service. He has over forty years of financial experience beginning with five years as an accountant with Price Waterhouse, from 1967 through 1972. Mr. Lieberman has held executive management positions with both public and private companies.

      Mr. Lieberman's experience includes serving in various senior executive positions with a strong financial and operations background. Most recently, he served as Chief Operating and Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company, based in San Diego. Prior to that position, he had been Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm. In the 1990s, Mr. Lieberman served as President and Chief Operating Officer of both JLS Services, Inc. and International Purity, and also served as Chief Financial Officer for California Athletic Clubs, Inc.

Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the State of California. He resides in Las Vegas, Nevada.

Significant Employees

       We have not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

      There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Legal Proceedings

      The Company is currently the Plaintiff in a lawsuit filed Harris County, Texas against Leexus LLP, Mr. Mark Jaehne and Mr. Bennie Jaehne for failing to adhere to the terms of the Leexus Merger Agreement signed in April 2007. Defendants in this action have brought subsequent separate counter-complaints in both Lee and Bastrop County, Texas, against the Company for its alleged failure to make certain payments under the Merger Agreement. The parties in the actions have agreed in writing to mediate their disputes on April 15, 2008, and the lawsuits are in the midst of a moratorium that will last through April 21, 2008. The Company anticipates that, if these matters are not settled, the lawsuits will be consolidated for discovery and trial. We have evaluated the prospects of the outcome of these lawsuits with our attorneys and believe that the Company will be successful in all actions.

      To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

      None of our directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

      None of our officers or directors, nor to the knowledge of the Company, any of our control persons, has:

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


INFORMATION REGARDING BOARD OF DIRECTORS AND COMMITTEES

    The business of the Company is managed under the direction of the Board. The Board meets on a regularly scheduled basis four times a year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings and acts by written consent when important matters require Board action between scheduled meetings.


Attendance at Annual Meetings

    Each member of the Board of Directors is required to attend all meetings (whether special or annual) of the stockholders of the Company. In the case where a Company Director is unable to attend a special or annual stockholders meeting, such absence shall be publicly disclosed in the subsequent Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission and an explanation for such absence shall be provided to the Company's Nominating and Corporate Governance Committee.

Attendance at Board Meetings

    During the 2007 fiscal year, the Board held eleven Special Meetings and did not act by unanimous written consent. During the 2007 fiscal year, each Director attended 75% or more of the total number of meetings of the Board and each committee of the Board on which such Director serves.


Independent Directors

      Each of Michael Pawelek (Chairman) Stanley Hirschman, David Lieberman and Owen Naccarato is an "independent director", as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (such Directors are, collectively, the "Independent Directors"). Messrs. Hirschman, Lieberman and Naccarato were elected by the existing Board on August 27, 2007 and Mr. Pawelek on January 22, 2008, through an expansion of the number of the Company's directors. The Independent directors did not hold any separate meetings during their tenure in 2007. Mr. Pawelek, who is Chairman of the full Board, will serve as Lead Independent Director for such term as the Independent Directors may determine.


Committees of the Board

    The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, to devote attention to specific subjects. The functions of those committees were determined in August 2007. The Committees did not hold any meetings during 2007. The Board established an Executive Committee on February 4, 2008.


Audit Committee

    The members of the Audit Committee are Stanley Hirschman, David Lieberman and Owen Naccarato, each an Independent Director.

    The Audit Committee (i) appoints the independent registered public accounting firm for the Company and monitors the performance of such firm,
(ii) reviews  and  approves  the  scope  and  results  of  the  annual  audits,
(iii) evaluates with the independent registered public accounting firm the Company's annual audit of the financial statements and audit of internal control over financial reporting, (iv) monitors the performance of the Company's internal audit function, (v) reviews with management the annual and quarterly financial statements, (vi) reviews with management and the internal auditors the status of internal control over financial reporting, (vii) reviews and maintains procedures for the anonymous submission of complaints concerning accounting and auditing irregularities and (viii) reviews problem areas having a potential financial impact on the Company which may be brought to its attention by management, the internal auditors, the independent registered public accounting firm or the Board. In addition, the Audit Committee preapproves all non-audit related services provided by the independent registered public accounting firm and approves the independent registered public accounting firm's fees for services rendered to the Company.

    The charter of the Audit Committee was approved and adopted by the Board of Directors at the August 27, 2007 Board Meeting. The Charter of the Audit Committee more fully describes the purposes, membership, duties and responsibilities of the Audit Committee described herein.

Compensation Committee

    The members of the Compensation Committee are Michael Pawelek, Owen M. Naccarato and David Lieberman, each of whom is an Independent Director.

    The Compensation Committee functions include (i) reviewing and making determinations with respect to matters having to do with the compensation of executive officers and Directors of the Company and (ii) administering certain plans relating to the compensation of officers and Directors. During the 2007 fiscal year, the Compensation Committee did not meet.

    The Compensation Committee has full and complete discretion to establish the compensation payable to the Company's Chief Executive Officer, and that of other executive officers. With regard to such other executive officers, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee following authorization by the Company's Board of Directors has delegated to the Company's Chief Executive Officer authority with respect to management annual salary decisions up to $150,000 per employee upon consultation with the Chairman of the Compensation Committee and the authority to grant up to 1,000 stock options per new employee at the director level or below of the Company. The Compensation Committee has otherwise not delegated to management any of its responsibilities with respect to the compensation of the executive officers of the Company, except in respect to the day to day operations of the Company's compensation plans.

    The charter of the Compensation Committee was approved and adopted by the Board of Directors at the August 27, 2007 Board Meeting. The Charter of the Compensation Committee more fully describes the purposes, membership, duties and responsibilities of the Compensation Committee described herein.


Nominating and Corporate Governance Committee

    The members of the Nominating and Corporate Governance Committee are Stanley Hirschman, David Lieberman and Owen Naccarato, each an Independent Director.

The Nominating and Corporate Governance Committee functions include identifying persons for future nomination for election to the Board of Directors. The Nominating and Corporate Governance Committee approves and adopts Corporate Governance Guidelines.

    The Nominating and Corporate Governance Committee oversees an annual self-evaluation conducted by the Board in order to determine whether the Board and its Committees are functioning effectively. The Nominating and Corporate Governance Committee also oversees individual Director self-assessments in connection with the evaluation of such Director for purposes of making a recommendation to the Board as to the persons who should be nominated for election or re-election, as the case may be, at the upcoming annual meeting of stockholders.

    The Nominating and Corporate Governance Committee considers candidates for Board Membership suggested by its members and other Board members, as well as management and stockholders. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for the Board of Directors based on whether or not the nominee is recommended by a stockholder. The Nominating and Corporate Governance Committee evaluates prospective nominees against a number of minimum standards and qualifications, including business experience and financial literacy. The Nominating and Corporate Governance Committee also considers such other factors as it deems appropriate, including the current composition of the Board, the balance of management and Independent Directors, the need for Audit Committee or other relevant expertise and the evaluations of other prospective nominees. The Committee then determines whether to interview the prospective nominees, and, if warranted, one or more of the members of the Nominating and Corporate Governance Committee, and others as appropriate, may interview such prospective nominees in person or by telephone. After completing this evaluation and interview, the Nominating and Corporate Governance Committee will make a recommendation to the full Board of Directors as to the persons who should be nominated by the Board of Directors. The Board of Directors then determines the nominees after considering the recommendation and report of the Nominating and Corporate Governance Committee.

Conflicts of Interest

      The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

      The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, We have not adopted any other conflict of interest policy with respect to such transactions.

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

      Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2007, was a director, officer, or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Code of Ethics

      We have adopted a code of ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer.

Indemnification of Directors and Officers.

The By-laws of the Company state that, to the extent allowed by Nevada State law, as same may now or hereafter be amended, and subject to the required procedure thereof, the corporation shall indemnify any person who was or is a party of is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

      The following table sets forth the aggregate cash compensation or booked value paid by the Company for services rendered during the periods indicated to its directors and executive officers:




                                                       Non-
                                                       Equity	   Non-
                                                       Incentive   qualified	All
Name & Position       	Salary 	Bonus	Stock  Option  Plan        Deferred     Other    Total
                   Year	($)    	($)  	Awards Awards  Comp        Earnings     Comp 	 ($)
(a)                               	(4)    ($)     ($)
                   (b) 	(c)    	(d)  	(e)    (f)     (g)         (h)          (i)      (j)
---------------	   ---- ------- -----	------ ------  ---------   ---------	-----	 -------
Murray Conradie    2005 150,000	0                      0           0            0        150,000
CEO                2006 165,000	0                                               5,000(1) 170,000
                   2007 207,000                1,306,863                        5,000(1) 1,332,563

Edward Shaw        2005 4,000           16,000                                  0        20,000
COO                2006 72,000         (2)                                      8,300(3) 80,300
                   2007 90,750                 1,045,490                        8,300(3) 1,144,540

J. Scott Zimmerman 2007 124,285                261,373                                   385,658
                        (4)



      (1) Mr. Conradie received a $500 per month vehicle allowance and received options for 225,000 shares of common stock in 2007

      (2) Mr. Shaw received 100,000 shares of restricted common stock of the Company as an incentive payment as part of his Employment Agreement, valued at $0.16 per share, and received options for 180,000 shares of common stock in 2007.

      (3) Mr. Shaw received a $445 per month vehicle allowance and a $245 per month allowance for expenses as part of his Employment Agreement.

      (4) Annualized amount; Mr. Zimmerman does not have a written employment contract. Mr. Zimmerman received options for 45,000 shares of common stock in 2007.

Employee options vest over 3 years and the director's option vest over 1 year, with such options exercisable at the stock's market price as of October 1, 2007 or $9.45 per share, and expire October 1, 2012.

      Other than as set forth in the above table, the Officers have not received any common stock in compensation for their services, other than the unpaid salary they have converted to common stock.

Options			Year 1  Year 2	Year 3	Sale Bonus	 Total
---------------		------  ------  ------  ----------  	-------
Murray Conradie  CEO	25,000  25,000  25,000  150,000		225,000

Edward Shaw	 COO    20,000	20,000	20,000	120,000		180,000

Scott Zimmerman  PRES	15,000	15,000	15,000			 45,000

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

      As of April 1, 2007, Mr. Conradie devoted 100% of his time to the management and control of the Company and per Section 3(j) of his Employment Agreement with Datascension Inc.(f/k/s Nutek Inc., the former parent company of the Company, and per Section 5.2(f) of his Employment Agreement with the Company, his Base Salary has been increased to $150,000 per annum and the items in Section 5.2(a-f) have been eliminated.

      (See   Exhibit   10.30   Employment   Agreement  Murray  N.  Conradie  of
Datascension Inc, and Exhibit 10.3 Employment Agreement Murray N. Conradie of the Company.)

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


																  Equity
																  Incentive
															Market	  Plan		Equity
															Value	  Awards:	Incentive
															of	  Number	Plan
							Equity								Shares	  of		Awards:
							Incentive							or	  Unearned	Market or
							Plan								Units	  Shares,	Payout
				Number of		Awards:						Number of	of	  Units		Value
		Number of	Securities		Number of					Shares or	Stock	  or		of Unearned
		Securities	Underlying		Securities					Units of	that	  other		Shares, Units
		Underlying	Unexercised		Underlying	Option				Stock that	Have	  Rights	or Other
		Unexercised	Options (#)		Unexercised	Exercise	Option		Have not	Not	  That		Rights that
Name &		Options (#)	Not			Unearned	Price		Expiration	Vested		Vested	  Have Not	Have Not
Title		Exercisable	Exercisable		Options (#)	($)		Date		(#)		($)	  Vested (#)	Vested (#)
(a)		(b)		(c)			(d)		(e)		(f)		(g)		(h)	  (i)		(j)


Murray
Conradie			150,000 (1)		150,000         $9.45       	10/01/2012	150,000   	n/a   	  none     	n/a
CEO				 75,000 (2)		 75,000		$9.45		10/01/2012	 75,000		n/a	  none		n/a


Edward Shaw                      180,000 (1)		120,000         $9.45       	10/01/2012	120,000     	n/a   	  none     	n/a
COO				 60,000 (2)		 60,000		$9.45		10/01/2012	 75,000		n/a	  none		n/a

Scott
Zimmerman			 45,000 (2)		 45,000		$9.45		10/01/2012	 45,000		n/a	  none		n/a
PRES


      (1) Exercisable on sale of Company
      (2) Vests over 3 years

Compensation of Directors

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

DIRECTOR COMPENSATION


	                                                   	Non
                                                   	    Non-       	Qualified
               		Fees		                    Equity	Deferred
               		Earned or  	Stock 	 Option     Incentive	Comp		All other
Name & Title   		Paid in Cash    Awards	 Awards     Plan 	Earnings        Compensation	Total
					($)	 ($)	    ($)		($)		($)		($)
(a)			(b)		(c)	 (d)	    (e)		(f)		(g)		(h)

Murray Conradie
CEO
Stan Hirschman 		3,000(1)            	 103,081 (2)                                            106,081
David Lieberman		3,000(1)            	 103,081 (2)                                            106,081
Owen Naccarato 		3,000(1)            	 103,081 (2)                                            106,081

Edward Shaw


      (1)Paid to independent directors.
      (2)Based on options for 20,000 shares of common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth information as April **,2008, certain information with respect to the beneficial ownership of the Common Stock of the Company concerning stock ownership by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. The mailing address for each of the persons indicated is our corporate headquarters.

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

      a. Security ownership of certain beneficial owners (more than 5%)



Title of 	Name & address of beneficial owner	Amount & nature of 	Percent of Class
Class							beneficial ownership

Common        	Longview Fund and affiliates      	7,315,005 common stock  46.74%
              	600 Montgomery Street, 44th Floor
              	San Francisco, CA 94111

Common        	Doud Oil & Gas Company LLC        	2,419,355               14.68%
              	25528 Genesee Trail Road
              	Golden CO 80401


Common        	Murray Conradie                  	846,380 common stock      7.8%
              	101 Hensley Circle               	484,279 options
              	Austin, TX 78738


      b. Security ownership of management



Title of 	Name & address of beneficial owner	Amount & nature of 	Percent of Class
Class							beneficial ownership

Common       	Edward Shaw, COO & Director      	98,800 common stock     2.78%
                                               		371,070 options
Common        	Owen Naccarato, Director         	20,000 common stock     0.24%
                                               		20,000 options
Common        	Stanley Hirschman, Director      	20,000 options          0.12%
Common        	David Lieberman, Director        	20,000 options          0.12%
							--------------------	------
Common        	Officers and Directors as a group	118,800 common stock    3.26%
                                              		431,070 options


      The percentage ownership calculations listed above are based upon 16,482,571 shares of common stock being outstanding as of April 11, 2008, plus, for each person or group, any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or rights.

      c. Change in control.

      Pursuant to the terms of a certain Loan Agreement, dated January 31, 2007, the Company had the right to borrow from The Longview Fund, L.P., a California limited partnership, an aggregate amount not to exceed $15,000,000, which obligation was represented by a certain Revolving Credit Note, issued by the Company in favor of Longview. Contemporaneous with the Loan Agreement, the parties entered into a certain Security Agreement, pursuant to which the Company granted to Longview a security interest in certain Collateral;

      On September 25, 2007, the Company and Longview entered into a First Amendment to Loan Agreement and Revolving Credit Note, pursuant to which the principal amount of the Revolving Note was increased to $30,000,000, and the Company agreed to enter into, and to cause each of the Subsidiaries to enter into, (a) a guaranty for the certain defined obligations, and (b) a security and pledge agreements and such other documents and instruments as are necessary to provide Longview with a valid, perfected, first priority security interest in substantially all of the assets of the Corporation and each of the Subsidiaries.

      In consideration for the increase in the credit facility, the Company executed a certain Pledge Agreement, which granted to Viking Asset Management, LLC as collateral agent for each of Longview and Marquis, the right to vote the shares of common stock held by the Company in its subsidiaries, in the event of the occurrence of certain defined events of default of the Company, as follows:


DESCRIPTION OF CAPITAL STOCK OR MEMBERSHIP INTERESTS OF PLEDGED ENTITIES HELD BY SOUTH TEXAS OIL COMPANY



Issuer                     Owner  	Class of	Authorized 	Stock 	    No. of 		Issued and	Percentage of
                                  	Stock or	No. of          Cert.	    Shares Represented	Outstanding 	Shares  Held  by
                                	Membership      Shares          No.         By Certificate      Shares      	Pledgor
					Interests

STO  Operating  Company,    South  	Common          50,000,000 	#1          1,000,000           1,000,000	100%
a Texas corporation         Texas
                            Oil
                            Company

STO  Drilling   Company,    South  	Common          50,000,000	#1          1,000,000           1,000,000	100%
a Texas corporation         Texas
                            Oil
                            Company

Southern Texas Oil Company, South  	Common          50,000,000	#2          1,000,000           1,000,000	100%
a Texas corporation         Texas
                            Oil
                            Company



DESCRIPTION OF CAPITAL STOCK OR MEMBERSHIP INTERESTS OF PLEDGED ENTITIES HELD BY STO OPERATING COMPANY



Issuer                     Owner  	Class of	Authorized 	Stock 	    No. of 		Issued and	Percentage of
                                  	Stock or	No. of          Cert.	    Shares Represented	Outstanding 	Shares  Held  by
                                	Membership      Shares          No.         By Certificate      Shares      	Pledgor
					Interests

STO Properties LLC, a	   STO       	Sole       	n/a             #1          n/a          	n/a         	100%
Texas limited liability	   Operating 	membership
company                    Company   	interest


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Conradie received 100,000 shares of restricted common stock of the Company, in 2002, per Section 3(g) of his employment contract with Nutek Inc., the parent company, upon the spin-off of the Company as a separate trading entity. (See Exhibit 10.16 Employment Agreement Murray N. Conradie of Nutek Inc.)

     The Company also has a note payable to Murray Conradie, related to the purchase of wells during the 2nd quarter of 2005 with a balance of $7,918 at December 31, 2007. This note is paid only from a percentage of production of the related wells. This note is to be paid monthly for a period of thirty six
(36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

       The Company has an outstanding note payable to Jason Griffith, our former CFO, related to the purchase of wells during the 2nd quarter of 2005, with a balance owed as of December 31, 2007 of $9,149. This note is to be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

      We lease approx 4 acres in Bigfoot, Texas and uses these premises for a field office and storage for all the vehicles, oil field equipment and supplies. This property is owned by Mr. Conradie. The monthly rental amount is $750.

      We utilize a tractor and road maintainer for clearing and maintaining leases, lease roads, oil well locations and preparing sites for workovers. This equipment is owned by Mr. Conradie. We pay a monthly rental amount of $1,286 for usage of this equipment.

      A material relationship exists between JGM Oil Investments, LLC from which the Somerset leases were purchased by the Company on April 1, 2005, and Mr. Conradie, the President/CEO and Director of the Company at the time of the transaction, and Mr. Jason Griffith, the CFO of the Company at the time, insofar as Messrs. Conradie and Griffith hold a majority ownership interest in JGM Oil Investments, LLC, and received payments in excess of $145,000 directly from the Company in connection with the transaction

      A material relationship exists between Horizon Ridge Oil Company, the operator of record with the Texas Rail Road Commission for the Somerset leases which were purchased by the Company on April 1, 2005 and Mr. Conradie, the President/CEO and Director of the Company at the time of the transaction insofar as Mr. Conradie has an ownership interest in Horizon Ridge Oil Company. A nominal amount is paid to Horizon Ridge Oil Company each month to cover the Rail Road Commission Surety bond for these leases as well as the reporting requirements with the Rail Road Commission. The amount to date has averaged less than $1,100 per month.

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

(a)  Exhibits.

      The following documents are included or incorporated by reference as exhibits to this report:

Exhibit 3. Articles of Incorporation and Bylaws.

    3.1 Articles of Incorporation*
    3.2 Bylaws*

Exhibit 10.Material Contracts

   10.1 not used
   10.2 not used
   10.3 Executive Compensation Agreement (Murray N. Conradie)(1)
   10.4 Executive Compensation Agreement (David Cummings)(1)
   10.5 Executive Compensation Agreement (Jason F. Griffith)(1)
   10.6 Executive Stock Option Agreement (Murray N. Conradie)(1)
   10.7 Executive Stock Option Agreement (David Cummings)(1)
   10.8 Executive Stock Option Agreement (Jason F. Griffith)(1)
   10.9 Executive Stock Option Agreement (Charles Snipes)(1)
   10.10 Qualified Equity Incentive Stock Option Plan(1)
   10.11 Contract for Services (Peter R. Maupin)(2)
   10.12 Contract for Services (Smitty's Pumping)(2)
   10.13 Executive Stock Option Agreement (Conrad Humbke)(3)
   10.14 Purchase Agreement - Mineral Acres(3)
   10.15 Executive Compensation Agreement (Edward B. Shaw)(4)
   10.16 Executive Stock Option Agreement (Edward B. Shaw)(4)
   10.18 Agreement for $15 Million Line of Credit (5)
   10.19 Executive Compensation Agreement (Marlene Hutchinson)(6)
   10.20 Securities Purchase Agreement, dated April 4, 2008
   10.21 Longview Initial Note;
   10.22 Marquis Initial Note;
   10.23 Longview Warrant;
   10.24 Marquis Warrant;
   10.25 Amended and Restated Security Agreement;
   10.26 Pledge Agreement;
   10.27 Guaranty;
   10.28 Side Letter, dated April 1, 2008;
   10.29 Side Letter, dated April 8, 2008;
   10.30 Form of Texas Mortgage;
   10.31 Form of Colorado Mortgage;
   10.32 Form of Conveyance of ORRI for Longview;
   10.33 Form of Conveyance of ORRI for Marquis;
   10.34 Corrected Conveyance of ORRI for Longview (Logan County, CO)
   10.35 Longview Additional Note
   10.36 Marquis Additional Note
   10.37 Form of Deposit Account Control Agreement
   10.38 Sonterra Operations Contract Operating Agreement

   (1) Previously filed as an exhibit to the Company's Form 10-SB, filed April 30, 2004.

   (2) Previously filed as an exhibit to the Company's Amendment
       No. 2 to Form 10-SB, filed September 3, 2004.

   (3) Previously filed as an exhibit to the Company's Current
       Report to Form 8-K, filed April 7, 2005.

   (4) Previously filed as an exhibit to the Company's
       Form 10-SB, filed March 31, 2006

   (5) Previously filed as an exhibit to the Company's Current
       Report to Form 8-K, filed February 8, 2007.

   (6) Previously filed as an exhibit to the Company's Current
       Report to Form 8-K, filed March 6, 2007.

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


(b)  Reports on Form 8-K

The Company's report on Form 8-K dated  February  8,  2007 items 1.01, 8.01 and
9.01

       On February 8, 2007, the Company filed a Current Report on Form 8-K, stating that the company had received a 3 year, $15 million revolving credit facility. The credit facility will be used to further the Company's business strategy. The credit facility of prime plus 4% will be used for acquisitions, additional well workovers and expanded drilling programs. The lender will receive 1,000,000 warrants at $10.00 per share of the Company common stock as part of the funding commitment.

The Company's report on Form 8-K dated March 6, 2007 items 4.01, 5.02 and 9.01.

       On March 6, 2007, the Company filed a Current Report on Form 8-K, relating to the dismissal of Larry O'Donnell, CPA, P.C. as the Registrant's independent auditor, the engagement of Causey Demgen & Moore, Inc. as its independent auditors to provide the requisite audit services for the Company and the appointment of Marlene Hutcheson as Chief Financial Officer.

The Company's report on  Form  8-K  dated  March  14, 2007 items 2.01, 8.01 and
9.01.

       On March 14, 2007, the Company filed a Current Report on Form 8-K, stating that the Company has agreed to acquire all the oil and gas interests and certain related assets of Leexus Properties Corp. The Company intends to issue 2,000,000 shares of restricted common stock, provide $3 million in cash and cash payments in the amount $4 million, payable periodically at the rate of 75% of net revenues from the purchased properties, as consideration for the purchase.

The Company's report on Form 8-K dated April 24, 2007 items 2.01 and 9.01.

      On April 24, 2007, the Company filed a Current Report on Form 8-K, stating that the Company merged with Leexus Properties Corp into Leexus Operating Company, a newly formed subsidiary of the Company.

The Company's report on Form 8-K dated March 13, 2007 item 4.02.

      On May 3, 2007, the Company filed a Current Report on Form 8-K, stating that as of April 17, 1007, the Company concluded that the Annual Report on FORM 10-KSB for the years ended December 31, 2005 and 2004 should no longer be relied upon because the financial statements needed to be restated with respect to the accounting treatment of the certain items. Such financial statements have since been amended and may be replied upon.

The Company's report on Form 8-K dated June 18, 2007 items 2.01 and 9.01.

      On June 20, 2007, the Company filed a Current Report on Form 8-K, stating that the Company named Scott Zimmerman, the former President, CEO, and Founder of Storm Cat Energy, as President of the Company. In addition, the Company named Bill Zeltwanger as Vice-President.

The Company's report on Form 8-K dated July 17, 2007 items 2.01 and 8.01.

      On July 19, 2007 the Company filed a Current Report on Form 8-K stating that the Company agreed to acquire certain oil and gas interests and certain related assets of Senora Resources, Inc. and James D. Dobos, II, individually. The Company provided $1.8 million as consideration for the purchase of the additional mineral interests.

The Company's report on Form 8-K dated July 31, 2007 items 2.01 and 9.01.

      On July 31, 2007, the Company filed a Current Report on Form 8-K stating that the Company provided a Corporate update to the shareholders of the Company. The purpose of this Regulation FD Disclosure, is to provide the shareholders of the Company a comprehensive overview of operations to date and provide disclosure on items the Company intends to discuss with the investment community.

The Company's report on Form 8-K dated August 28, 2007 items 2.01 and 9.01.

      On August 28, 2007, the Company filed a Current Report on Form 8-K stating that effective August 27, 2007, Mr. Conrad Humbke has resigned as a member of our Board. Mr. Humbke will be replaced by Mr. Stanley Hirschman as an independent Director. Mr. Hirschman will be joined by Mr. Owen Naccarato and Mr. David Lieberman as independent Directors bringing the total Board members to 5.

The Company's report on Form 8-K dated September 26, 2007 items 1.01, 8.01 and 9.01.

      On September 26, 2007, the Company filed a Current Report on Form 8-K, stating that the Company, on September 25, 2007, issued a news release announcing that the Company had received an increase of $15 million to the company's existing revolving line of credit. A copy of which is attached as
Exhibit 99.3 hereto and incorporated herein by this reference.

Additionally, in the September 26, 2007 news release, the Company announced that the company, through a subsidiary STO Properties, LLC, had purchased all rights, titles and interests (of whatever kind or character, whether legal or equitable, and whether vested or contingent) of Diversity Petroleum, LP (including interests in oil, gas and/or mineral leases covering such lands and wells, overriding royalties, production payments and net profits interests in such lands, such leases and wells, and fee mineral interests, fee royalty interests and other interests in such oil, gas and other minerals)for an amount of $10 million by paying $7.5 million in cash, issuing a promissory note for $1.5 million and issuing restricted shares valued at $1 million.

The Company's report on Form 8-K dated October 2, 2007 items 5.01 and 9.01.

      On October 2, 2007, the Company filed a Current Report on Form 8-K stating that Marlene Hutcheson resigned as Chief Financial Officer and Rickey Cooksey was appointed to the position of Chief Financial Officer effective October 31, 2007.

The Company's report on Form 8-K dated November 7, 2007 items 7.02 and 9.01.

      On October 2, 2007, the Company filed a Current Report on Form 8-K stating that the Company provided a Corporate update to the shareholders of the Company. The purpose of this Regulation FD Disclosure, is to provide the shareholders of the Company a comprehensive overview of operations to date and provide disclosure on items the Company intends to discuss with the investment community.

The Company's report on Form 8-K dated  January  3,  2008  items 1.02, 5.02 and
9.01.

      On March 14, 2007, the Company filed a Current Report on Form 8-K, stating that on November 7, 2007, the Company disclosed in a Form 8-K filing that it was selling its interests in oil, gas and mineral leases in Atascosa, Frio and Somerset Counties properties. While the purchase and sale transaction closed in October 2007, by agreement of the parties the payment of the purchase price was deferred. On December 29 2007, the parties agreed to cancel the purchase and sale transaction, without recourse. The Company has not and will not record a gain, loss or other charge in connection with this transaction or its cancellation.

      In addition, the Company stated that Rickey Cooksey had resigned as Chief Financial Officer effective December 31, 2007.

The Company's report on Form 8-K dated January 22, 2008 items 3.03, 5.02, 5.03, and 9.01.

      On January 23, 2008, the Company filed a Current Report on Form 8-K, stating that the Company's Board of Directors executed a consent in lieu of special meeting, dated January 16, 2008, to amend Sections 3.2 and 3.3 of the Company's Bylaws. The amendments to the Bylaws were implemented to remove any ambiguity with respect to the provisions thereof, and to provide for a more effective and efficient management of the Company's affairs with respect to the increase in the number of the Company's directors, as may be determined by the Board of Directors from time to time to be in the best interest of the Company, and the filling of vacancies in the members of the Board of Directors created by the resignation, removal of such members or other cause, resulting in such vacancies.

      The Company's Board appointed current President, J. Scott Zimmerman, as Chief Executive Officer in addition to retaining his position as President, and was also elected to the Board of Directors. Also elected was Michael Pawelek as new Chairman and outside director effective immediately. The Board also accepted the resignation of Murray N. Conradie as its Chairman, Director, and Chief Executive Officer. Mr. Conradie has been retained as a consultant to the Company.

The Company's report on Form 8-K dated February 20, 2008 items 1.01 and 9.01.

      On February 25, 2008 the Company filed a Current Report on Form 8-K stating that the Company entered into an "Amendment to Gas Contract dated
October 1, 2007" with DCP Midstream, for the gathering, processing and marketing of the Company's Bastrop Field natural gas volumes. With this arrangement, the Company is able to convert what was essentially a stranded-gas asset into a new source of revenue. According to the agreement, as amended, the Company will begin to sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d, prior to July 31, 2008. As part of the contract terms, the Company is responsible for $186,000 of capital investment in the project, for which it will receive a repayment over time if 220,000 MMcf of gas is produced within two years of first sales at $0.25/Mcf. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      For the fiscal year ended December 31, 2007, our principal accountant billed $39,480,for the audit of the Company's annual financial statements and review of financial statements included in our Form 10-QSB filings. For the fiscal year ended December 31, 2006, our principal accountant billed $5,300,for the audit of the Company's annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

      For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed $915 and $0, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

Tax Fees

      For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

      For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-approval Policies and Procedures

      Prior to engaging the Company's accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  South Texas Oil Company

                                  /s/ J. Scott Zimmerman
                                  ----------------------
                                  J, Scott Zimmerman,
                                  President, CEO and Director
                                  (Principal Executive Officer and
                                  Principal Financial Officer)
Date: April 15, 2008

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ J. Scott Zimmerman
                                  ----------------------
                                  J. Scott Zimmerman,
                                  President, CEO , and Director
                                  (Principal Executive Officer and
                                  Principal Financial Officer)

Date: April 15, 2008