Form 10-Q
period 2008-03-31
SOUTH TEXAS OIL CO
filed 2008-05-21
CIK 1288946

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008  OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                       COMMISSION FILE NUMBER 333-123176

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      [X] Yes       [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [ ]  Accelerated filer [ ]


Non-accelerated filer   [ ]  Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                        [ ] Yes      [X]  No

The number of shares outstanding of the Issuer's common stock as of May 14, 2008 was 16,482,571


                               TABLE OF CONTENTS

                                                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007                             2

   Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007           3

   Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Three Months
   Ended March 31, 2008  									      4

   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007           5

   Notes to Consolidated Financial Statements                                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	      10

Item 4T. Controls and Procedures								      16

PART II - OTHER INFORMATION									      18

Item 1. Legal Proceedings									      18

Item 6. Exhibits										      19


PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   The condensed financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports for a Smaller Reporting Company on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

   In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2008, and for all periods presented, not misleading, have been made. The results of operations for the period ended March 31, 2008 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2008.



				SOUTH TEXAS OIL COMPANY
		UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
				   March 31, 2008






				SOUTH TEXAS OIL COMPANY
				  TABLE OF CONTENTS
				   March 31, 2008


								      Pages
								      -----
Consolidated Financial Statements

  Unaudited Consolidated Condensed Balance Sheets at
	March 31, 2008 and December 31, 2007				-3-

  Unaudited Consolidated Condensed Statements of Operations
	for the three months ended March 31, 2008 and  2007		-4-

  Unaudited Consolidated Condensed Statement of Changes in
	Stockholders' Equity for the three months ended
	March 31, 2008 							-5-

  Unaudited Consolidated Condensed Statements of Cash Flows
	for the three months ended March 31, 2008 and 2007		-6-

Notes to Unaudited Consolidated Condensed Financial Statements		-7-



				SOUTH TEXAS OIL COMPANY
			      CONSOLIDATED BALANCE SHEETS
			 MARCH 31, 2008 AND DECEMBER 31, 2007
				      (Unaudited)

							     March 31,		   December 31,
							       2008		      2007
							-----------------	-----------------

ASSETS

Current assets:
   Cash and cash equivalents				$	2,226,495 	$	2,186,428
   Trade accounts receivables					2,822,379 		4,226,171
   Prepaid expenses and other					    8,850 		    4,249
							-----------------	-----------------
	Total current assets					5,057,724 		6,416,848
							-----------------	-----------------
Property and equipment:
   Oil and gas properties, at cost, based on
     successful efforts method:
   Proved properties					       25,815,642 	       23,383,575
   Unproved properties					       30,757,344 	       30,757,344
    Less accumulated depreciation, depletion
     and amortization					       (6,749,865)	       (5,727,612)
							-----------------	-----------------
	Total oil and gas properties, net		       49,823,121 	       48,413,307
							-----------------	-----------------
   Other property and equipment
    Drilling equipment						3,138,258 		3,138,258
    Vehicles						 	  172,608 		  172,608
    Other 						 	  124,562 		  119,495
    Less accumulated depreciation and amortization.		 (180,337)		 (130,397)
							-----------------	-----------------
	Total other property and equipment, net.		3,255,091 		3,299,964
							-----------------	-----------------
	Total property and equipment			       53,078,212 	       51,713,271
							-----------------	-----------------
Debt issuance costs						4,662,482 		5,298,274
							-----------------	-----------------
	Total assets					$      62,798,418 	$      63,428,393
							=================	=================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable
     and long-term debt					$ 	1,403,921 	$ 	1,404,185
   Current maturities of long-term debt,
     related party						    9,412 		   17,067
   Accounts payable						2,137,806 		1,564,243
   Accrued liabilities						2,318,779 		3,469,689
   Derivative liability						2,100,000			-
							-----------------	-----------------
	Total current liabilities				7,969,918 		6,455,184

Notes payable and long-term debt			       26,552,825 	       24,986,861
Asset retirement obligation					  838,834 		  801,941
							-----------------	-----------------
	Total liabilities				       35,361,577 	       32,243,986
							-----------------	-----------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock;  $0.001 par value, 5,000,000
     shares authorized,	none issued or outstanding.			- 			-
   Common stock: $0.001 par value, 50,000,000 shares
     authorized, 16,482,571 shares issued and outstanding	   16,483 		   16,483
   Additional paid-in capital				       40,151,393 	       39,921,615
   Accumulated deficit					      (12,116,035)	       (8,753,691)
   Accumulated other comprehensive loss			         (615,000)			-
							-----------------	-----------------
	Total stockholders' equity			       27,436,841 	       31,184,407
							-----------------	-----------------
	Total liabilities and stockholders' equity	$      62,798,418 	$      63,428,393
							=================	=================


The accompanying notes are an integral of these unaudited consolidated condensed financial statements
						-2-



				SOUTH TEXAS OIL COMPANY
			CONSOLIDATED STATEMENTS OF OPERATIONS
		For the Three Months Ended March 31, 2008 and 2007

							      2008		     2007
							-----------------	--------------

Revenue
   Oil and gas sales					$	1,877,635 	$	95,483
   Drilling services							- 		     -
							-----------------	--------------
	Total revenue						1,877,635 		95,483
							-----------------	--------------
Cost and expenses:
   Production expenses						  708,265 		28,209
   Drilling costs							- 		     -
   General and administrative expenses				1,244,065 	       215,739
   Depreciation, depletion and amortization			1,084,367 		70,195
   Production and other taxes					   84,800 		 2,602
							-----------------	--------------
	Total costs and expenses				3,121,497 	       316,745
							-----------------	--------------
    Loss from operations				       (1,243,862)	      (221,262)

Other income and expenses:
   Interest income					            4,374		13,022
   Interest expense					       (1,072,856)	      (327,375)
   Derivative loss					       (1,050,000) 		     -
							-----------------	--------------
	Total other income and expenses, net		       (2,118,482)	      (314,353)
							-----------------	--------------
	Net loss					$      (3,362,344)	$     (535,615)
							=================	==============
Net loss per common share - basic and diluted		$	    (0.20)	$	 (0.05)
							=================	==============
Weighted average number of common shares outstanding -
	basic and diluted				       16,482,571 	    11,071,453
							=================	==============


The accompanying notes are an integral of these unaudited consolidated condensed financial statements
						-3-



SOUTH TEXAS OIL COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008
											Accumulated
					    Common Stock		Additional	Other
					----------------------		Paid-In		Comprehensive	Accumulated
					Shares		Amount		Capital		Income (Loss)	Deficit		Total
					----------     -------		-----------	-------------	------------	-----------


Balance at December 31, 2006		16,482,571     $16,483 		$39,921,615 	$ 	    - 	$ (8,753,691)	$31,184,407

Net loss					 - 	     - 			  - 		    - 	  (3,362,344)	 (3,362,344)

Other comprehensive loss - change
	in unrealized loss on
	hedge transaction			 - 	     - 			  - 	     (615,000)		   - 	   (615,000)

Stock options issued for services		 - 	     - 		    229,778 				   - 	    229,778
					----------     -------		-----------	-------------	------------	-----------
Balance at December 31, 2007		16,482,571     $16,483 		$40,151,393 	$    (615,000)	$(12,116,035)	$27,436,841
					==========     =======		===========	=============	============	===========



The accompanying notes are an integral of these unaudited consolidated condensed financial statements
						-4-



				SOUTH TEXAS OIL COMPANY
			CONSOLIDATED STATEMENTS OF CASH FLOWS
		For the Three Months Ended March 31, 2008 and 2007

								     2008	     2007
								------------	------------


Cash flows from operating activities:
   Net loss							$ (3,362,344)	$   (535,615)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
   Derivative loss and revenue reduction			   1,485,000 		   -
   Depreciation, depletion and amortization			   1,084,367 	      63,506
   Amortization of deferred loan costs				     635,793 	     316,722
   Amortization of debt discount				     106,950
   Compensatory common stock and option issuances			   - 	      11,875
   Common stock issued for royalties				           - 		   -
   Amortization of deferred compensation			     229,778 		   -
   Changes in operating assets and liabilities:
      Trade accounts receivables				   1,403,792 	      14,030
      Prepaid expenses and other				      (4,601)	      (5,248)
	Accounts payable					     573,563 	      79,139
	Accrued liabilities					  (1,126,193)	      83,258
								------------	------------
  Net cash provided (used) by operating activities		   1,026,105	      27,667
								------------	------------
Cash flows from investing activities:
	Purchase of property, plant and equipment		  (2,437,134)	  (1,381,617)
								------------	------------
  Net cash used by investing activities				  (2,437,134)	  (1,381,617)
								------------	------------
Cash flows from financing activities:
   Proceeds from notes payable and long-term debt		   2,000,000 		   -
   Payments of notes payable and long-term debt			    (541,249)	     (70,000)
   Payments of related party notes payable			      (7,655)	     (39,617)
   Proceeds from sale of common stock					   - 	   1,124,531
								------------	------------
  Net cash provided by financing activities			   1,451,096 	   1,014,914
								------------	------------
Net increase in cash and cash equivalents			      40,067	    (339,036)

Cash and cash equivalents at beginning of year			   2,186,428 	   1,874,862
								------------	------------
Cash and cash equivalents at end of year			$  2,226,495 	$  1,535,826
								============	============
Supplemental disclosure of cash flow information
	Cash paid for interest expense				$		$     10,500
								============	============




The accompanying notes are an integral of these unaudited consolidated condensed financial statements
						-5-





        		 SOUTH TEXAS OIL COMPANY
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

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

The consolidated financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - CRITICAL ACCOUNTING POLICIES

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

Depreciation is computed primarily on the straight-line method for financial statements purposes. All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

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

Exploratory costs, excluding the cost of exploratory wells and acquired exploration rights, are charged to expense as incurred. Drilling costs for exploratory wells are capitalized pending the determination of the existence of proved reserves. If reserves are not found, the drilling costs are charged to operating expense. Oil and gas lease acquisition costs are capitalized when incurred.
						-6-

        		 SOUTH TEXAS OIL COMPANY
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CRITICAL ACCOUNTING POLICIES

OIL AND GAS PRODUCING ACTIVITIES

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

NOTE 3 - RELATED PARTY NOTES PAYABLE AND TRANACTIONS

The Company has notes payable to Murray Conradie and Jason Griffith, former executive officers of the Company, related to the purchase of wells during 2005, with a remaining principal balances totaling$9,412 at March 31, 2008 and $17,067 at December 31, 2007. These notes bear interest at 7% per year is to be paid monthly for a period of thirty six (36) months (from April 2005) with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed the income from the minimum net revenue interest (NRI) from the prior month's production. Payment will be adjusted accordingly and the remaining balance increased by the monthly shortfall should any occur.

The Company leases approx 4 acres in Bigfoot, Texas and uses these premises for a field office and storage for all the vehicles, oil field equipment and supplies. This property is owned by Murray Conradie and the monthly rental amount is $750.

The Company utilizes a tractor and road maintainer for clearing and maintaining leases, lease roads, oil well locations and preparing sites for workovers. This equipment is owned by Murray Conradie and the Company pays a monthly rental amount of $1,286 for usage of this equipment.

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 and December 31, 2007 relate to net operation loss carryforwards and the basis of oil and gas properties. The net deferred tax asset has been fully offset by a valuation allowance at both March 31, 2008 and December 31, 2007.

At March 31, 2008, the Company had unused federal net operating loss carryforwards of approximately $11,280,000 which expire in 2021 through 2028. Following is a reconciliation of the Company's effective income tax rate to the federal statutory rate for the three months ended March 31, 2008 and 2007:

                                   		    2008              2007
					       -------------	--------------
                               			AMOUNT	   %     AMOUNT      %
 					      ----------  --	---------   --
Income tax benefit at federal statutory rate  $1,143,197  34 	$ 182,109   34
Non-deductible interest expense                (216,170)  (6)    (107,685) (20)
Change in valuation allowance                  (927,027) (28)     (74,424) (14)

     Provision for income taxes               $        -    - 	$       -    -

NOTE 5 - DERIVATIVE HEDGE TRANSACTION

The company entered into a hedging transaction effective January 1, 2008. This instrument is from 1/1/08 to 12/31/08 and comes with a $1,000,000 line of credit which calls for monthly settlement when exceeded. For accounting purposes, the instrument is treated as 50% as a hedge (8,000 Bbls) and the other 50% as a derivative. The instrument has a floor of $85 per Bbl and a cap of $100 per Bbl. The company has recorded a reduction in revenue of $435,000 representing the actual cost of the hedge for the quarter, $615,000 recorded in the other comprehensive income in the equity section, a $1,050,000 derivative loss in the other income section of the statement of operations and a $2,100,000 derivative liability to the financials.


NOTE 6 - MATERIAL SUBSEQUENT EVENTS

(a) On January 22, 2008, our Board of Directors appointed current president Scott Zimmerman as our Chief Executive Officer, effective upon the resignation of Mr. Conradie from that position. Mr. Zimmerman, who will retain his position as President, also was elected as an additional member of our Board of Directors, pursuant to a contemporaneous vote of the Directors to enlarge the Board of Directors from 5 to 6 members. Mr. Zimmerman has served as our President since June 18, 2007.

Mr. Conradie has been retained by us as a consultant for a one year period to assist in the management transition and to offer guidance on specific current or anticipated business opportunities and projects, which agreement can be terminated by either party after the expiration of the initial 90 days of the contract term. We have agreed to continue Mr. Conradie's current compensation package, including benefits, on an independent contractor basis during the full consulting contract period.

On January 22, 2008, our Board of Directors also elected Mr. Michael Pawelek as its new Chairman and outside director, effective immediately. Mr. Pawelek, a geophysicist, has held senior management positions throughout his 27-year career in the exploration, production and oilfield services industries. After working south Texas fields early in his career, Mr. Pawelek later served as CEO of Universal Seismic Associates, a seismic acquisition and processing company that later became publicly traded and was ultimately sold. He also held the position of President at BOSS Exploration & Production Corporation, Inc. a privately held Gulf Coast production company. He currently is President of San Antonio based Sonterra Resources, Inc. which operates assets in the Texas State waters.

On January 22, 2008, our Board of Directors accepted the resignation of Mr. Murray N. Conradie as our Chairman, Director and Chief Executive Officer. Mr. Conradie's resignation marks our transition from an asset development company to that of an exploration and production company, through the simultaneous appointment of a seasoned, technically oriented oil and gas management team with experience in growing exploration and production.

(b) On January 22, 2008, our Board of Directors executed a consent in lieu of special meeting, dated January 16, 2008, to amend Sections 3.2 and 3.3 of our Bylaws. The amendments to the Bylaws were implemented to remove any ambiguity with respect to the provisions thereof, and to provide for a more effective and efficient management of our affairs with respect to the increase in the number of our directors, as may be determined by the Board of Directors from time to time to be in the best interest of the Company, and the filling of vacancies in the members of the Board of Directors created by the resignation, removal of such members or other cause, resulting in such vacancies.

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

We have one class of voting securities. The amendment of our Bylaws does not disparately reduce or restrict the voting rights of existing shareholders of that class.

(c) On February 15, 2008, we entered into an "Amendment to Gas Contract dated October 1, 2007" with DCP Midstream, for the gathering, processing and marketing of our Bastrop Field natural gas volumes. The contract allows us to sell, for the first time, our natural gas in Bastrop County, Texas. At approximately 1,500 BTU/cf, Bastrop Field associated gas is high-BTU and liquids-rich, allowing for further revenue by stripping the liquids from the natural gas. High-BTU gas commands a substantial premium to NYMEX natural gas prices due to the high propane, ethane, butane and methane content of the natural gas. These natural gas liquids ("NGLs") can be sold at prices approaching crude oil "normal" prices, less a discount, rather than at natural gas prices. With this recent arrangement, we are able to convert what was essentially a stranded-gas asset into a new source of revenue.

According to the agreement, as amended, we will begin to sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d, prior to July 31, 2008. As part of the contract terms, we are responsible for $186,000 of capital investment in the project, for which it will receive a repayment of $0.25/Mcf over time if 220,000 MMcf of gas is produced within two years of first sales. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

(d) On February 19, 2008 we announced 2008 risk management activities with respect to the entry into hedge contracts with MF Global Ltd. Hedged production benchmark volumes were initially set at 16,000 barrels of oil per month, current net production. The underlying risk management agreement, which has an initial term ending December 31, 2008, was intended to deliver predictable cash flow for 2008, by using hedge transaction contacts with a "collar" floor price of $85 per barrel and a ceiling of $100 per barrel. On April 30, 2008, the parties agreed in principle to amend the risk management agreement to extend the term for an additional year and reduce the benchmark volumes by half to 8,000 barrels per month (approximately 263 barrels of oil per day) and to raise the collar ceiling to $109.75 per barrel for the calendar year 2009. MF Global Ltd., the counterparty to our hedge positions, is a broker of exchange-listed futures and options and provides execution and clearing services for exchange-traded and over-the-counter derivative products as well as for non-derivative foreign exchange products and securities in the cash market. MF Global is rated A3/BBB+/BBB+ by Moody's, S&P and Fitch, respectively. As a result of the collar ceiling, we currently have not benefited from the price of oil exceeding $100.00 per barrel, since we are obligated to pay a margin calls in excess of our credit line with MF Global on the hedge contracts, based on the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

During April and May 2008, Marquis Master Fund, L.P agreed to fund margin calls under the hedge contracts. In connection therewith, we received an aggregate $1,480,921.51 from Marquis to satisfy margin calls and issued the following Subordinated Demand Promissory Notes:


Issue Date      Amount of Note

April 22, 2008	$  389,000.00
April 24, 2008 	$  216,746.51
May 7, 2008    	$  545,307
May 9, 2008    	$  420,868


Marquis has made demand for the payment of the April, 22 and May 7, 2008 Notes, in the aggregate amount of $937,953.43, which has been paid. Demand has not been made for the April 24 and May 9, 2008 Notes.

On  May  14  and  May  15,  22008,  we  drew  down  $2,000,000  and  $1,000,000 respectively, from a previously reported credit facility established for our benefit by Marquis and another lender. We received a net of $750,000 of the $1,000,000 draw down, with the $250,000 differential being applied by Marquis to the April, 22 and May 7, 2008 Notes. The balance of $687,953.43 due on this note was paid by us directly to Marquis.

(e) On April 9, 2008, we finalized a new amended credit facility agreement with The Longview Fund, L.P., a California limited partnership and Marquis Master Fund, L.P., a British Virgin Islands limited partnership, dated April 3, 2008. This agreement amended and restated in its entirety all terms, conditions and provisions of the appropriate operative documents of a January 31, 2007 transaction between us and Longview, as previously amended on or about September 25, 2007.

The January 2007 agreement gave us the right to borrow from Longview an aggregate amount not to exceed $15,000,000. Borrowings under this credit facility were secured by a security interest in certain of our collateral. On September 25, 2007, we agreed with Longview to increase the aggregate amount that we could borrow to $30,000,000. We and our wholly owned subsidiaries also agreed to grant to Longview perpetual overriding royalty interests in the hydrocarbon production of all of our and our subsidiaries' current and future interest in our then current properties, except for our Southern Texas properties, to guaranty certain defined obligations, and to execute security and pledge agreements necessary to provide Longview with a valid, perfected, first priority security interest in substantially all of the our assets and the assets of our subsidiaries.

On February 4, 2008, Longview and Marquis entered into a Purchase and Sale Agreement, pursuant to which Marquis acquired from Longview a twenty-five percent (25%) interest in certain tangible and intangible assets and credits, and other rights with respect to our agreements with Longview, that have inured or may inure to the benefit of Longview pursuant to the January 31, 2007 transaction, as amended.

By the April 2008 amendment, we and our wholly owned subsidiaries agreed to grant to Longview and Marquis certain mortgages in the oil and gas producing properties held by us and our subsidiaries and the perpetual overriding royalty interests in the hydrocarbon production of all of our and our subsidiaries' current and future interests in our then current real property, including the Southern Texas properties.

(f) On April 9, 2008, we signed a definitive Contract Operating Agreement with Sonterra Operating, Inc. As of the effective date, April 1, 2008, Sonterra began overseeing daily operations, in our name, on behalf of, and for our benefit, with respect to both operating services and accounting services for our operated and non-operated properties as an independent contractor acting in the role of contract operator. The initial contact term was set at 90 days, with a month-to-month extension as approved by both parties, going forward. Compensation for services rendered under Contract Operating Agreement has been set at $75,000 per month, which is competitive with industry standards for similar services provided by third party contact operators. Sonterra senior management has experience providing similar services at predecessor companies. Under the terms of the agreement, we will continue to lead the operation of our Colorado assets with the assistance of the existing Colorado contract operator.

(g) On May 15, 2008, we settled a lawsuit and counter lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger, which Merger Agreement was executed by the parties on April 20, 2007. The Merger Agreement called for our payment of $4,000,000 over time based upon a percentage of the production of certain oil and gas interests acquired by us under the Merger Agreement, plus the issuance of 1,333,333 shares of our common stock to the Jaehnes at closing. With this settlement, we have no lawsuits or claims pending by or against us arising out of the Merger Agreement.

The settlement provides for our payment at closing of $2,000,000 and future payments of $2,000,000 payable in 4 equal installments every 6 months, which will extinguish all of our past, current and future obligations due to the Jaehnes, as selling shareholders under the Merger Agreement, including, without limitation, their collective 2/3rds share of $4,000 000 million additional consideration payable out of future production of the acquired oil and gas interests. The settlement also provides for the return of 1,333,333 of our common stock issued to Mark Jaehne and Bennie Jaehne, now and in the future, all of which will be based upon and coincident with the settlement agreement payment schedule of the up front and scheduled payments of the $4,000,000 Merger Agreement consideration. We will not be obligated to pay any additional amounts for the repurchase of these shares of common stock. In addition, certain title curative instruments to be filed of public record will cure title disputes between the parties that had been asserted in the lawsuits.

In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolves all disputes between us and Leexus Oil & Gas, LLP, arising outside of the scope of the Merger Agreement with respect to operations performed on the properties acquired in the Merger Agreement. The settlement agreement does not involve the repurchase of an additional 666,666 shares of our common stock issued to William Zeltwanger, who was another selling shareholder under the Merger Agreement nor the acceleration of Mr. Zeltwanger's proportionate 1/3 share of the $4 million additional consideration provided under the Merger Agreement, which obligation will remain payable under the applicable terms and conditions of the Merger Agreement. Neither we nor Mr. Zeltwanger asserted any claims against each other in the lawsuits, and Mr. Zeltwanger remains as our Vice President, as well as the owner of 666,666 shares issued to him as the third of the three selling shareholders under the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS'

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terms such as "may", "will", "should", "could", "would", "expects", "plans", "anticipates", "believes", "estimates", "projects", "predicts", "potential", and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

       * fluctuations in, oil or gas production or in oil or gas prices
       * estimates of required capital expenditures
       * fluctuations in the cost of drilling, completion and oil production or other costs of production and operations
       * our inability to meet growth projections
       * our plans and expectations with respect to future acquisitions of oil and gas rights leases
       * the expected benefits and results from our geophysical research and development efforts;
       * our  belief   that  we  will  have  sufficient  liquidity  to  finance
         operations into early 2009;
       * the amount of cash necessary to operate our business;
       * our ability to raise additional capital when needed;
       * general economic conditions; and
       * the anticipated future financial performance and business operations of our company.

   These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results. Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1(c) of our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

   You should read this section in combination with the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

OVERVIEW

   The Company derives its revenues from its producing oil and gas properties, primarily in South and Central Texas, with some revenue derived from properties in Colorado. The substantial majority of these properties involve the production of oil. Our rights to these properties consist of working interests in producing oil wells having proved reserves.

   We develop and operate oil and gas properties with proven reserves. We derive our revenue from the production of oil and gas properties, the substantial majority of which are oil properties. In the second and third quarters of 2007, we gained control of certain leasehold oil and gas assets in South Central Texas properties, which significantly increased our total leasehold acreage and production capabilities. These assets consist of working interests in producing oil and gas wells having proved reserves. For the 2007 year, our average production base was approximately 71% crude oil and 29% gas. Our capital for investment in producing oil and gas properties has been provided by the sale of common stock to our shareholders and a $30 million credit facility with our major shareholder.

   Our strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of larger reserve targets. Our initial development strategy has been to acquire such proven fields and attempt to increase production and the exploration of other proven formations in the same fields. This process involves consideration of the potential marginal output of wells measured against production costs that are higher than the revenue from hydrocarbons produced. The reasonable possibility exists that such marginal wells may have a material adverse affect on earnings, as discussed in the risk factors set forth in Item 1(c) of our Annual Report on Form 10-KSB for the year ended December 31, 2007

   Our primary operational strategy includes the operation of our own projects, giving us substantial control over drilling and production costs. While most of the engineering and geology for our projects is performed by consulting firms, the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. This is the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration. We have purchased two drilling rigs in an effort to further reduce costs and increase operational efficiencies.

   At the close of the interim period covered by this report, we finalized the negotiation of a Contract Operating Agreement with Sonterra Operating, Inc. The Chief Executive Officer of Sonterra has been the Chairman of our Board of Directors since January 22, 2008. As of April 1, 2008, Sonterra began overseeing our daily operations, including both operating services and accounting services for the operated and non-operated properties, as an independent contractor acting in the role of contract operator, responsible for all day to day field operations, including

   * overseeing exploratory efforts and drilling activities;

   * overseeing  land  administration, land, regulatory  compliance, production
     reporting,  geoscience,   technical,  operational  and  other  duties  and
     responsibilities consistent with the above;

   * overseeing services under existing contracts to gather, transport, market, store, or sell oil and gas production, to manage i) the sale of production attributable to the Properties; (ii) gathering, compressing, transporting, drilling, or other necessary services; and (iii) gas balancing payments in lieu of in kind volumes, payments of AFEs, cash calls, insurance, taxes and the like;

   * administering the books, records and accounts associated with ownership of assets, including daily drilling, workover and safety incident reports; preparing and filing all appropriate forms and reports for governmental agencies; and preparing and sending reports, change of operator notices or designations to third party co-owners as necessary

   * overseeing oil lease repairs to electrics, maintaining the operation of the wells, providing production reports to the Company and communicating with the oil haulers to collect production when necessary.

   * overseeing severance, production and similar taxes, lease rentals, shut-in royalties, minimum royalties, payments in lieu of production, royalties, overriding royalties, production payments, net profit payments and other similar burdens associated with the ownership of the assets

   Estimating our proved reserves involves many uncertainties, including factors beyond our control. There are uncertainties inherent in estimating quantities of proved oil reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

       * historical production from the properties compared with production from other producing properties;

       * the effects of regulation by governmental agencies;

       * future oil and prices; and

       * future operating costs, severance and excise taxes, abandonment costs, development costs, workover costs and remedial costs.

   Reserve estimates were engineered by independent reservoir engineering consultants, Netherland, Sewell & Associates, Inc., as of December 31, 2007. Total proved reserves were 408,000 BOE, comprised of 388,657 barrels of oil and 1,156 million cubic feet of natural gas. The reserve mix is approximately 95% crude oil. Approximately 83% of the proved reserves are classified as proved developed and 17% are proved undeveloped. Since this was the first outside-engineered reserve report completed by us on our current assets, we have not issued any year-over-year comparisons for proved reserves. In accordance with SEC guidelines, reserve estimates do not include any probable or possible reserves which may exist for our properties. The preponderance of proved reserves are located in the Giddings and Bastrop Fields in our core Texas operating area.

   Based on the Netherland, Sewell & Associates report, at December 31, 2007, our estimated, pre-tax future net cash flows discounted at 10% (commonly known as the SEC PV-10 figure) for proved reserves was $18.2 million. In determining the 2007 PV-10 calculation, engineers used net year-end commodity prices of $92.50 per barrel of crude oil at West Texas Intermediate pricing, adjusted by lease for quality, transportation fees and regional price differentials. In determining the natural gas quantities, $6.79 per MMBtu of natural gas priced at Henry Hub was adjusted by lease for Btu content, transportation fees and regional price differentials. The reserve summary at Based on the Netherland, Sewell & Associates report, at December 31, 2007, is as follows:


                  	Net Reserves           Value (M$)
Category             Oil(MBbl) Gas(MMcf)   Future Net Revenue   SEC PV-1
Proved Developed
Producing         	308.4     1,156    	$      23,741   $ 16,489
Non-Producing     	 15.6         -           	1,095        973
Proved Undeveloped	 64.6         -           	2,132        783
Total Proved      	388.6     1,156    	$      26,968   $ 18,245



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue

   We recognized total revenue of $1,877,635 for the three months ended March 31, 2008, as compared to $95,483 for the same period in the prior year. Revenue from the sale of oil and gas for this period was $1,877,635 as compared to $95,483 for the same period in the prior year. The increase in revenue is due to our acquisition of additional oil and gas properties in the second and third quarters of 2007.

General and Administrative

   General and administrative costs totaled $1,244,065 for the three months ended March 31, 2008, as compared to $215,739 for the comparable period in 2007. The increase in general and administrative costs is due to increased spending in connection with our acquisition and development of additional oil and gas properties in the second and third quarters of 2007

   We expect that general and administrative spending to continue to increase in 2008 as compared to 2007, owing to

   * the further development of new production capabilities in properties acquired in 2007
   * continued investment in the development of our infrastructure, including the implementation of a Contract Operating Agreement with Sonterra Operating, Inc., providing for Sonterra's overseeing our daily operating and accounting functions for our operated and non-operated properties, and
   * costs associated with Sarbanes-Oxley compliance and other requirements associated with being a publicly-traded company

Operating Loss from Operations

   Our operating loss from operations was $1,243,862 for the three months ended March 31, 2008 as compared to an operating loss from continuing operations of $221,262 for the comparable period in 2007. The increase in operating loss from continuing operations was primarily the result of the increases in our acquisition activities and the oil and gas development functions of our business.

   The operating loss from operations for the three months ended March 31, 2008 included $1,084,367 of depreciation, depletion, and amortization expense as compared to $70,195 in the comparable period in 2007.

   We expect our operating loss in 2008 to be higher than the operating loss incurred in 2007, due primarily to expected increased spending in our anticipated development, increased infrastructure costs and, to a lesser extent, debt interest expense. We do, however, expect that the gross profit from increasing revenues will partially mitigate the impact of our increased spending on our overall operating loss.

Interest Expense

   Interest expense for the period ending March 31, 2008 was $1,072,856 compared to $327,375 for the same period in 2007, an increase of $745,481, primarily due to increased financing to support increased operations and acquisitions during the period.

Net loss

   During the period ending March 31, 2008, we recorded a net loss of $3,362,344 as compared to a net loss of $535,615 in the first quarter of 2007. Our increase in net loss is the result of increased operating costs in 2008 relative to 2007 in all areas of our operations, most notably in increases in our acquisition activities, the oil and gas development functions of our business and interest expense Additionally, although we expect our revenue to increase, we expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007, owing to increased depreciation, depletion, and amortization expense and a higher interest expense.

LIQUIDITY AND FINANCIAL CONDITION


   As of March 31, 2008, our working capital position was $(2,912,194), the primary components of which were cash and cash equivalents, accounts receivable and prepaid expenses offset by accounts payable, notes payable and long term debt, and other accrued expenses. As of December 31, 2007, our working capital balance was a negative $38,336, the primary components of which were cash and cash equivalents, trade accounts receivable and prepaid expenses. We expect to continue to fund our operations from our credit facility and new financing, if appropriate. We believe that we have sufficient cash and credit facility availability to fund our operation through the third quarter 2008. Given the need for, and costs associated with, additional exploration and development efforts, however, the likelihood exits that we may have the need to raise additional capital to satisfy our capital needs over the next twelve months

   On December 31, 2007 The Company had assets of $63,428,393 compared to $4,485,891 on December 31, 2006, an increase of $58,942,502. The Company had a total stockholders' equity of $31,184,407 on December 31, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $27,242,809.

   Net cash use in operating activities for the three months ended March 31, 2008 was $1,026,105 as compared to net cash provided by operating activities of $27,667 for the three months ended March 31, 2007.

   Net cash used by investing activities for the three months ended March 31, 2008 was $2,437,134 as compared to cash used of $1,381,617 for the same period in the prior year.

   Net cash provided by financing activities for the three months ended March 31, 2008 was $1,451,096 as compared to cash provided of $1,014,914 for the same period in the prior year.

   There were no cash flows from discontinued operations during the three months of 2008 or 2007.


COMMITMENTS AND CONTINGENCIES

Contract Operating Agreement

   On April 9, 2008, we signed a definitive Contract Operating Agreement with Sonterra Operating, Inc. As of the effective date, April 1, 2008, Sonterra began overseeing daily operations, in our name, on behalf of, and for our benefit, with respect to both operating services and accounting services for our operated and non-operated properties as an independent contractor acting in the role of contract operator. The initial contact term was set at 90 days, with a month-to-month extension as approved by both parties, going forward. Compensation for services rendered under Contract Operating Agreement has been set at $75,000 per month, which is competitive with industry standards for similar services provided by third party contact operators. Sonterra senior management has experience providing similar services at predecessor companies. Under the terms of the agreement, we will continue to lead the operation of our Colorado assets with the assistance of the existing Colorado contract operator.

Hedge Agreements

   On February 19, 2008 we announced 2008 risk management activities with respect to the entry into hedge contracts with MF Global Ltd. Hedged production benchmark volumes were initially set at 16,000 barrels of oil per month, current net production. The underlying risk management agreement, which has an initial term ending December 31, 2008, was intended to deliver predictable cash flow for 2008, by using hedge transaction contacts with a "collar" floor price of $85 per barrel and a ceiling of $100 per barrel. On April 30, 2008, the parties agreed in principle to amend the risk management agreement to extend the term for an additional year and reduce the benchmark volumes by half to 8,000 barrels per month (approximately 263 barrels of oil per day) and to raise the collar ceiling to $109.75 per barrel for the calendar year 2009. MF Global Ltd., the counterparty to our hedge positions, is a broker of exchange-listed futures and options and provides execution and clearing services for exchange-traded and over-the-counter derivative products as well as for non-derivative foreign exchange products and securities in the cash market. MF Global is rated A3/BBB+/BBB+ by Moody's, S&P and Fitch, respectively. As a result of the collar ceiling, we currently have not benefited from the price of oil exceeding $100.00 per barrel, since we are obligated to pay a call on the hedge contracts representing the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

Lawsuit Settlement

On May 15, 2008, we settled a lawsuit and counter lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger, which Merger Agreement was executed by the parties on April 20, 2007. The Merger Agreement called for our payment of $4,000,000 over time based upon a percentage of the production of certain oil and gas interests acquired by us under the Merger Agreement, plus the issuance of 1,333,333 of our common stock to the Jaehnes at closing. With this settlement, we have no lawsuits or claims pending by or against us arising out of the Merger Agreement.

The settlement provides for our payment at closing of $2,000,000 and future payments of $2,000,000 payable in 4 equal installments every 6 months, which will extinguish all of our past, current and future obligations due to the Jaehnes, as selling shareholders under the Merger Agreement, including, without limitation, their collective 2/3rds share of $4,000 000 million additional consideration payable out of future production of the acquired oil and gas interests. The settlement also provides for the repurchase our common stock issued to Mark Jaehne and Bennie Jaehne, now and in the future, all of which will be based upon and coincident with the settlement agreement payment schedule of the up front and scheduled payments of the $4,000,000 Merger Agreement consideration. We will not be obligated to pay any additional amounts for the repurchase of these shares of common stock. In addition, certain title curative instruments to be filed of public record will cure title disputes between the parties that had been asserted in the lawsuits.

In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolves all disputes between us and Leexus Oil & Gas, LLP, arising outside of the scope of the Merger Agreement with respect to operations performed on the properties acquired in the Merger Agreement. The settlement agreement does not involve the repurchase of an additional 666,666 shares of our common stock issued to William Zeltwanger, who was another selling shareholder under the Merger Agreement nor the acceleration of Mr. Zeltwanger's proportionate 1/3 share of the $4 million additional consideration provided under the Merger Agreement, which obligation will remain payable under the applicable terms and conditions of the Merger Agreement. Neither we nor Mr. Zeltwanger asserted any claims against each other in the lawsuits, and Mr. Zeltwanger remains as our Vice President, as well as the owner of 666,666 shares issued to him as the third of the three selling shareholders under the Merger Agreement.

Capital Commitment

   On February 15, 2008, we entered into an "Amendment to Gas Contract dated October 1, 2007" with DCP Midstream, for the gathering, processing and marketing of our Bastrop Field natural gas volumes. The contract allows us to sell, our natural gas in Bastrop County, Texas at a premium to NYMEX natural gas prices due to the high propane, ethane, butane and methane content of the natural gas. According to the agreement, as amended, we will begin to sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d, prior to July 31, 2008. As part of the contract terms, we are responsible for $186,000 of capital investment in the project, as needed, for which it will receive a repayment of $0.25/Mcf over time if 220,000 MMcf of gas is produced within two years of first sales. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

Future Development

   We have made no material commitments for future projects. Each drilling and/or rework project is funded on a standalone basis and, although we are in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until we have received the funds from our working interest partners and the funds for its portion of the working interest are committed. The leases that we hold are either in their primary term, as may be extended or renewed by the payment of certain extension or renewal payments, or "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. We strive to accomplish the drilling or rework planned for each property within the year first leased. If that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of our business planning at that time.


RECENT ACCOUNTING STANDARDS

   In September 2006, FASB  issued  Statement of Financial Accounting Standards
(SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations

   In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on the Company's financial position or results of operations

   In December 2007, FASB issued SFAS 160, "Non controlling Interests in Consolidated Financial Statements -an amendment of ARB No. 51," to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for non controlling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a non controlling interest in a Subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

   In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R is not expected to have a significant effect the Company's financial position or results of operations


ITEM 4T. CONTROLS AND PROCEDURES

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

    As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, management concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management's Report on Internal Control over Financial Reporting.

   Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management document and test our internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of March 31, 2008. In that regard, we identified the certain material weaknesses in our internal control over financial reporting as of December 31, 2007 that are detailed on our Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 15, 2008.

Changes to Internal controls

   The following changes have occurred in our internal control over financial reporting for the period covered by this report that have affected, or are reasonably likely to affect, our internal control over financial reporting:

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

   Segregation of Authority and Duties. We have taken steps to implement appropriate internal control at the highest executive and management levels of the Company, through the segregation of authority and duties, as follows:

    * Each of our new Chairman and three new directors is an "independent director", as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. The three new directors were elected by the existing Board on August 27, 2007 and the new Chairman on January 22, 2008, through an expansion of the number of the Company's directors.

    * We have entered into a Contact Operating Agreement with Sonterra Operating Inc., an oil and gas production company, to retain certain of its executive level personnel to assist us in the operation of our day to day business. The key retainees include personnel at the level of chief executive officer, chief financial officer and chief operating officer

    * The positions of Company Chairman and Chief Executive Officer are held by separate persons.

    * All material acquisitions and contracts are monitored and approved by the Executive committee of the Company's Board of Directors.

    * The  Board,  made   up  of a majority if independent  directors, has  the
      responsibility to oversee and implement the Company's new Conflicts of Interest Policy

   We believe that additional efforts detailed in our form 10-KSB for the year ended December 31, 2007, when fully implemented in combination with the above stated changes, will enable us to improve further our internal control over financial reporting to establish controls and procedures that are effective in design and operation, as defined in Rules 13a-15(e) and 15d-15(e).


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

   We were the Plaintiff in a lawsuit filed Harris County, Texas against Leexus LLP, Mr. Mark Jaehne and Mr. Bennie Jaehne for failing to adhere to the terms of the Leexus Merger Agreement signed in April 2007. Defendants in this action have brought subsequent separate counter-complaints in both Lee and Bastrop County, Texas, against us for its alleged failure to make certain payments under the Merger Agreement. The parties in the actions have agreed in writing to settle the lawsuits and all appropriate settlement documents have been executed. See Note 6(g) for a description of the settlement terms.

   To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

  None of our officers or directors, nor to our knowledge, any of our control persons, has:

   * had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   * been  convicted in a criminal  proceeding  or  is  subject  to  a  pending
     criminal   proceeding   (excluding  traffic  violations  and  other  minor
     offenses);

   * been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

   * been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

ITEM 6. EXHIBITS


EXHIBITS                                                                                          REFERENCE

31.1       Principal Executive Officer Certification Pursuant to Item 601(b)(31)
	   of  Regulation  S-K,  as  adopted pursuant to Section 302 of the
	   Sarbanes-Oxley Act of 2002								Filed Herewith

32.1       Principal Executive Officer Certification Pursuant to Item  601(b)(32)  of
           Regulation  S-K,  as adopted pursuant to Section 906 of the Sarbanes-Oxley
	   Act of 2002										Filed Herewith





SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  SOUTH TEXAS OIL COMPANY


Date: May 20, 2008	By:   /s/  J. Scott Zimmerman
			      -----------------------
                              J. Scott Zimmerman
                              Principal Executive Officer &
                              Principal Financial Officer