Form 10-Q
period 2008-06-30
SOUTH TEXAS OIL CO
filed 2008-08-19
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008  or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 001-33777
SOUTH TEXAS OIL COMPANY
(Exact Name of Registrant as Specified in its Charter)

Nevada	74-2949620
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 E. Sonterra Blvd., Suite 1220
San Antonio, Texas
(Address of Principal Executive Offices)

78258
(Zip Code)

(210) 545-5994
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes          ☒ No

The issuer had 16,099,099 shares of common stock outstanding as of August 13, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of South Texas Oil Company included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in South Texas Oil Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2008, and for all periods presented, not misleading, have been made. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the Company’s actual operating results for the full year ending December 31, 2008.

SOUTH TEXAS OIL COMPANY
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$4,877,637	$2,186,428
Accounts receivable	1,541,163	4,226,171
Prepaid expenses and other	120,602	4,249
Total current assets	6,539,402	6,416,848

Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	28,293,185	23,383,575
Unproved properties	30,767,908	30,757,344
Less accumulated depreciation, depletion and amortization	(8,242,569)	(5,727,612)
Total oil and gas properties, net	50,818,524	48,413,307

Other property and equipment
Drilling equipment	3,212,939	3,138,258
Vehicles	161,664	172,608
Other	167,863	119,495
Less accumulated depreciation and amortization	(209,807)	(130,397)
Total other property and equipment, net	3,332,659	3,299,964

Total property and equipment, net	54,151,183	51,713,271

Debt issuance costs, net of amortization	4,026,689	5,298,274

Total Assets	$64,717,274	$63,428,393

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable, trade	$4,107,509	$1,564,243
Other payables and accrued liabilities	1,417,613	3,349,067
Participant advances received	2,437,757	120,622
Current maturities of notes payable and long-term debt	1,257,026	1,404,185
Current maturities of notes payable and long-term debt, related party	9,412	17,067
Total current liabilities	9,229,317	6,455,184

Noncurrent Liabilities
Notes payable and long-term debt	34,150,008	24,986,861
Asset retirement obligation	838,834	801,941
Total noncurrent liabilities	34,988,842	25,788,802

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
16,999,099 shares issued, 16,099,099 shares outstanding (2008)
and 16,482,571 shares issued and outstanding (2007)	16,999	16,483
Additional paid-in capital	40,295,333	39,921,615
Accumulated deficit	(18,911,207)	(8,753,691)
Less treasury stock, at cost, 900,000 shares	(902,010)	-
Total stockholders' equity	20,499,115	31,184,407

Total Liabilities and Stockholders' Equity	$64,717,274	$63,428,393

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Oil and gas sales	$3,846,610	$796,412	$5,724,245	$891,896
Drilling services	-	522,502	-	522,501
Total revenues	3,846,610	1,318,914	5,724,245	1,414,397

Costs and Expenses
Production expenses	972,579	408,564	1,680,843	436,773
Production taxes	118,866	2,194	203,667	4,796
Drilling services costs	42,011	474,344	42,011	474,344
General and administrative expenses	1,843,693	250,576	3,087,758	466,315
Depreciation, depletion and
amortization	1,554,667	346,965	2,639,035	417,160
Total costs and expenses	4,531,816	1,482,643	7,653,314	1,799,388

Loss from Operations	(685,206)	(163,729)	(1,929,069)	(384,991)

Other Income (Expense)
Interest income	3,572	7,162	7,946	20,184
Loss from derivatives	(4,306,038)	-	(5,356,038)	-
Interest expense	(1,171,706)	(640,205)	(1,608,769)	(967,580)
Debt issuance costs amortization	(635,793)	-	(1,271,586)	-
Other income (expense), net	(6,109,965)	(633,043)	(8,228,447)	(947,396)

Net Loss Before Tax	(6,795,171)	(796,772)	(10,157,516)	(1,332,387)

Income tax expense (benefit)	-	-	-	-

Net Loss	$(6,795,171)	$(796,772)	$(10,157,516)	$(1,332,387)

Loss Per Common Share:
Basic and Diluted	$(0.42)	$(0.07)	$(0.63)	$(0.10)

Weighted average number of common
shares outstanding:
Basic and Diluted	16,017,736	11,094,486	16,250,153	13,316,372

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2007	16,482,571	$16,483	$39,921,615	$(8,753,691)	$-	$31,184,407

Stock grants	516,528	516	78,487	-	-	79,003
Non-cash stock compensation	-	-	295,231	-	-	295,231
Shares repurchased into treasury	(900,000)	-	-	-	(902,010)	(902,010)
Net loss for the six months ended
June 30, 2008	-	-	-	(10,157,516)		(10,157,516)

Balance, June 30, 2008	16,099,099	$16,999	$40,295,333	$(18,911,207)	$(902,010)	$20,499,115

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Operating Activities
Net loss	$(10,157,516)	$(1,332,387)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion and amortization	2,639,035	417,160
Debt issuance costs amortization	1,271,585	791,800
Amortization of debt discount	185,272	-
Compensatory common stock and option issuances	-	26,125
Amortization of deferred stock compensation	374,234	-
Loss on sale of other property and equipment	1,162	-
Changes in operating assets and liabilities:
Accounts receivable	2,685,008	(1,876,637)
Prepaid expenses and other	(116,353)	(29,063)
Accounts payable and accrued liabilities	624,030	1,235,628
Participant advances received	2,317,135	-
Net cash used in operating activities	(176,408)	(767,374)

Investing Activities
Purchases and development of oil and gas
properties	(4,920,174)	(5,645,841)
Proceeds from disposition of other property and equipment	83,182	-
Purchase of other property and equipment	(216,443)	(1,656,956)
Net cash used in investing activities	(5,053,435)	(7,302,797)

Financing Activities
Proceeds from notes payable and long-term debt	12,020,313	7,460,177
Payments of notes payable and long-term debt	(3,189,596)	(24,216)
Payments of related party notes payable	(7,655)	-
Purchase of treasury shares	(902,010)	-
Net cash provided by financing activities	7,921,052	7,435,961

Net Increase (Decrease) in Cash and Equivalents	2,691,209	(634,210)

Cash and equivalents at beginning of period	2,186,428	1,273,150

Cash and Equivalents at End of Period	$4,877,637	$638,940

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements report interim information for South Texas Oil Company, a Nevada corporation, and its wholly owned subsidiaries Southern Texas Oil Company, a Texas corporation, STO Operating Company, a Texas corporation, STO Drilling Company, a Texas corporation, and STO Properties LLC, a Texas limited liability company. References to “the Company” indicate South Texas Oil Company or South Texas Oil Company and its wholly owned subsidiaries.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Certain reclassification entries have been reflected on the March 31, 2008, June 30, 2007 and March 31, 2007 financial statements to conform to the June 30, 2008 presentation.

In the opinion of management, all normal, recurring adjustments considered necessary for the fair statement of the results for the interim period on a basis consistent with the annual audited financial statements have been included.

Note 2 - Notes Payable and Long-Term Debt

As of June 30, 2008, the Company’s notes payable and long-term debt consisted of debt outstanding under the Company’s credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) (the “Longview/Marquis Facility”), additional borrowings from Marquis related to the Company’s derivative contract transactions during the second quarter 2008, and various notes payable related to certain purchases of oil and gas properties and other property and equipment.

Longview/Marquis Facility

As of June 30, 2008, the Company had a $32.5 million senior credit facility with Longview and Marquis, of which $32.4 million was outstanding. Borrowings under the facility accrue interest at a rate equal to prime plus 4%, which was equal to 12.5% and June 30, 2008. The principal amount of the senior secured notes was increased during the three months ended June 30, 2008 by $7,500,000 for additional amounts borrowed during the period. The aggregate amount of interest that was capitalized and added to the principal amount of the senior secured notes for the three months ended and as of June 30, 2008, was $859,498.

The Company originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15 million that was later increased to $30 million in September 2007. In connection with the increase in borrowing limit, the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of the Company’s properties, and the Company granted security and pledge agreements the provided Longview with first priority security interests in substantially all of the Company’s assets.

In April 2008, the Company amended and restated the credit facility with Longview and Marquis in its entirety. By further amendment in April 2008, the Company agreed to grant to Longview and Marquis certain mortgages in the Company’s oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

Note 2 - Notes Payable and Long-Term Debt (continued)

On June 30, 2008, the Company, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which the Company has received an aggregate of at least $15 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of debt and or equity securities of the Company, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of the Company’s oil and gas assets.

Additional Marquis Debt

During April and May 2008, the Company obtained an agreement from Marquis to provide funding for the payment of margin calls made on the Company related to its derivative trading activities, described in Note 5. Pursuant to this agreement, the Company received from Marquis a total of $1,571,921 in exchange for the issuance of subordinated demand promissory notes. As of June 30, 2008, Marquis had made demand payment of, and the Company paid two of the notes totaling $934,907. Demand has not been made for payment of the remaining notes due to Marquis. The interest rate for these notes is 10%.

Other Notes Payable

The total of the Company’s other notes payable and long-term debt at June 30, 2008 was $2.5 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period from June 30, 2008 ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

The following table provides a schedule of estimated principal maturities under all of the Company’s notes payable and long-term debt as of June 30, 2008, and after giving consideration to the transactions described above:

As of June 30, 2008
2008	$559,132
2009	1,089,316
2010	33,000,343
2011	59,634
2012	66,204
Thereafter	641,817
Total	$35,416,446

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

Note 3 - Settlement of Litigation

On May 15, 2008, the Company settled a lawsuit and counter lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for the Company to pay $4 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue of 2,000,000 shares of the Company’s common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement provides for the Company’s payment on the settlement date of $2 million and future payments totaling $2 million , payable in four future installments, which will extinguish all of the Company’s past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were previously returned in May 2008. The return of the remaining 433,333 shares is based upon and contingent upon the Company’s payment of the future settlement agreement amounts, which management does not believe the Company has an obligation to pay. As a result of this settlement, the Company has no lawsuits or claims pending with regard to the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. Neither the lawsuit nor the settlement agreement involved the consideration under the Merger Agreement allocated to William Zeltwanger, the third selling shareholder who also served as one of the Company’s vice presidents, which remains payable under the applicable terms and conditions of the Merger Agreement.

Note 4 - Stock Based Compensation

The Company has a stock-based employee compensation plan described in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Total stock compensation expense related to employee stock options was reported as part of the Company’s general and administrative expenses, and was $295,231 for the six months ended June 30, 2008.

The following table presents stock option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average	Total
		Average	Remaining	Total
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term in Years	Value

Outstanding, December 31, 2007	426,000	$9.45	4.75	$2,435,074
Forfeited	(160,500)	$9.45	4.75	(932,229)
Outstanding, unvested June 30, 2008	265,500	$9.45	4.25	$1,502,845

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

Note 4 - Stock Based Compensation (continued)

On June 23, 2008, the Company appointed a new President and Chief Executive Officer, a Chief Operating Officer, and Chief Financial Officer in connection with a management transition, and the Company entered into employment agreements and granted to the officers stock award rights and performance option rights. The employment agreement for our Chief Executive Officer, who, prior to his appointment, served as and continues to be the Chairman of the Company’s Board of Directors, is contingent upon the approval of our stockholders under applicable NASDAQ rules. In addition, pursuant to the Bylaws of the Company, the terms of all three Employment Agreements are contingent upon stockholder ratification of the Board’s approval of the terms of each employment agreement.

On June 30, 2008, the Company adopted the Equity Incentive Compensation Plan of South Texas Oil Company and granted Stock Award Rights and Performance Option Rights under the Equity Incentive Compensation Plan, to provide for the issuance of stock grants and incentive stock options as compensation to its new officers. The Stock Awards Rights provide for the granting of restricted shares of the Company’s common stock at specified intervals and in amounts equal to specified values on the issuance dates. The Performance Option Rights provide for the issuance of stock options pursuant to the terms of the Equity Incentive Compensation Plan, which provide for the issuance of stock options upon achievement of certain Company performance goals. Upon adoption of these plans and the granting of the Stock Award Rights and Performance Option Rights, on June 30, 2008, the first of three tranches of shares of restricted common stock were issued to two of the Company’s three new officers. The first tranche will be issued to the Chief Executive Officer when stockholder approval and ratification is obtained for both his employment agreement and the Equity Incentive Compensation Plan. The Company will hold a special meeting of stockholders on September 19, 2008 for stockholder approval of both contingencies. As of June 30, 2008, no stock options have been issued pursuant to the Performance Option Rights described above.

In accordance with Statement of Financial Accounting Standards 123, the Company measures the value of the stock based compensation granted to it employees by use of a Black-Scholes valuation model in the case of stock options, and in the case of stock grants, the value of the compensation is based on the number of shares issued and the per share value of the Company’s stock on the date of issuance. That value is recognized as stock compensation expense over the expected life of the underlying options, in the case of stock options, and over the period between the issuance of restricted shares and the lapse of the restrictions in the case of stock grants. Total stock-based compensation expense related to employee stock grants was reported as part of the Company’s general and administrative expenses, and was $118,506 for the six months ended June 30, 2008.

The following table presents the stock grants awarded on June 30, 2008:

		Total
		Fair Value	Date
Issuance	Shares	on Date	Restrictions
Date	Issued	of Issuance	Lapse

June 30, 2008	516,528	$2,000,000	January 1, 2009
pending stockholder approval	258,264	1,000,000	January 1, 2009
June 23, 2009	*	3,000,000	January 1, 2010
June 23, 2010	*	3,000,000	January 1, 2011

Total	774,792	$9,000,000

* to be determined on date of issuence

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended June 30, 2008 (Unaudited)

Note 5 - Derivative Contracts

The Company previously entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008. During the second quarter 2008, the Company discontinued cash flow hedge treatment of this instrument based on the probability that the original forecasted oil production will not occur by the end of the originally specified time period. Cumulative production through May was less than the amount hedged. Under FASB 133, paragraph 33, this occurrence requires all gain or loss in accumulated other comprehensive income (AOCI) shall be reclassified to earnings immediately. Accordingly, the $615,000 recorded in AOCI at March 31, 2008 was reclassified to derivative loss in the other income section of the statement of operations.

On April 30, 2008, the Company wrote 8 call option contracts (8,000 barrels per month) and received proceeds of $979,000 which were used to purchase 8 call options covering the period May to December 2008. This purchase offset half of the Company’s 2008 short derivative position at March 31, 2008.

On May 21, 2008 the Company purchased at a cost of $1,926,400 additional call options for the period May to December 2008, offsetting the remaining half of the Company’s 2008 short position. The cost of acquiring these calls was treated as a derivative loss in the other income section of the statement of operations.

On June 5, 2008, the Company purchased 8 call options (8,000 barrels per month) for the period January through December 2009, completely offsetting the call option contracts sold on April 30, 2008. The cost of $2,952,000 for acquiring these instruments was treated as a derivative loss in the other income section of the statement of operations.

As of June 30, 2008, all call options have been covered, or offset. The remaining position is an asset derivative of $12,162 as follows:

Put options:
	Sept. 30	Dec. 31
	2008	2008

Volume	24,000	24,000
Average Price	$85.00	$85.00

Note 6 - Material Subsequent Event

On July 1, 2008, subsequent to entering into the June 2008 Amendment described in Note 4, the Company issued to Longview an additional senior secured note in the original principal amount of $1,000,000 pursuant to the Securities Purchase Agreement, bringing the aggregate amount of senior secured notes outstanding to approximately $32.4 million, exclusive of related accrued interest capitalized and added to the principal amount of the notes, of the $32.5 million available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

• fluctuations in, oil or gas production or in oil or gas prices;
• estimates of required capital expenditures;
• fluctuations in the cost of drilling, completion and oil production or other costs of production and operations;
• our inability to meet growth projections;
• our plans and expectations with respect to future acquisitions of oil and gas rights leases;
• the expected benefits and results from our geophysical research and development efforts;
• our belief that we will have sufficient liquidity to finance operations into early 2009;
• the amount of cash necessary to operate our business;
• our ability to raise additional capital when needed;
• general economic conditions; and
• the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results. Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

The Company generates revenue primarily from our working interests in producing oil and gas properties the majority of which are located in south and central Texas and a smaller acreage position located in Colorado. In the second and third quarters of 2007, we acquired additional working interests in south central Texas, which significantly increased our total leasehold acreage position and production capabilities. As of December 31, 2007, our average production base consisted of approximately 71% crude oil and 29% gas. We have obtained capital for investment in producing oil and gas properties primarily through the sale of our common stock to existing stockholders and a $30 million credit facility established with affiliates of one of our significant stockholders.

Our strategy is to focus on the acquisition and development of onshore properties that have proved oil and gas reserves and to acquire interests in proven fields and attempt to increase production by exploring other formations in the same fields where others have obtained production. Our primary operational strategy includes the operation of our own projects, which provides us substantial control over drilling and production costs. While much of the engineering and geology for our projects is performed by consulting firms, the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. We believe that operating our properties in this manner is cost-effective, as the range of expertise and services required varies by project and time duration. We have purchased two drilling rigs in an effort to further reduce costs and increase our operational efficiencies.

As of June 30, 2008, we had terminated a contract operating agreement with Sonterra Operating, Inc., under which Sonterra was the contract operator for our oil and gas operations, including managing our daily operations and providing accounting services for our operated and non-operated properties. Michael J. Pawelek, our serving Chairman of the Board who was appointed as our President and Chief Executive Officer on June 23, 2008 following the resignation of J. Scott Zimmerman from those positions, had been the president and chief executive officer of Sonterra prior to joining us, and he is currently remains a director of Sonterra. Contemporaneously with the termination of the contract operating agreement with Sonterra and Mr. Pawelek’s appointment as our President and Chief Executive Officer, we entered into another contract operating agreement, under which we are providing contract operating services similar to the services described above for Sonterra and overseeing certain of Sonterra’s operations in a manner similar to the services that Sonterra previously provided to us.

Results of Operations

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Revenues

Oil and gas sales increased 383% from $796,412 to $3,846,610 for the second quarters 2007 and 2008, respectively, as a result of increased production volumes contributed by oil and gas properties acquired during the second and third quarters of 2007 and higher average realized prices for crude oil and natural gas. Revenue generated by drilling services was $522,501 for the second quarter 2007, compared to zero for the second quarter 2008. The drilling rigs owned by the Company were undergoing repair during the first two quarter 2008, and thus were not engaged in income generating activities.

Production Expenses

The 138% increase in production expenses from $408,564 to $972,579 for the second quarters 2007 and 2008, respectively, resulted from an increase in the number of producing wells because of the property acquisitions completed in the second and third quarters of 2007.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $1,843,693 for the second quarter 2008 compared to $250,576 for the second quarter 2007, an increase of 636%. This increase resulted from an increase in payroll and related expense, consulting fees and travel costs for the increased administrative responsibilities associated with the oil and gas properties acquired in the first and second quarters 2007. Additionally, legal expenses are increased by approximately $300,000 due to costs recognized in the second quarter 2008 related to the settlement of litigation described in Note 3 to these financial statements. Also contributing to the increase in G&A was the stock compensation expense associated with the restricted stock granted to the new employees who joined the Company as officers during the second quarter 2008. Finally, G&A for the second quarter 2008 included contract operating fees paid to a third party entity which provided management services to the Company during April through June 2008, including oversight of daily operational and administrative matters. Concurrent with the Company’s hiring of the new officers at the end of June, this contract operating arrangement with the third party was terminated. Certain components of the Company’s G&A for the second quarter 2008 are not expected to be recurring in nature. These include the significant legal expenses incurred in relation to the litigation settled during the period, fees paid for contract management services for the Company in the period preceding the addition of the Company’s new officers and consulting fees paid to third parties for the provision of certain professional services that will be performed by the Company’s own management and staff in future periods. Salary and related costs and stock compensation expense are expected to increase as a result of the addition of the new officers and other employees at the end of June 2008. Certain of the consulting arrangements that are not expected to be renewed will expire over the succeeding six month period.

Depreciation, depletion and amortization (“DD&A”)

The 348% increase in DD&A to $1,554,667 for the second quarter 2008 from $346,965 for the second quarter 2007 is attributable to the effect of the oil and gas property acquisitions that occurred in the second and third quarters of 2007. The transactions increased the costs subject to DD&A, as the costs of the acquired properties were recognized, and increased the production volume used in the units of production calculation of the DD&A provision.

Interest Expense

Interest expense recognized for the second quarter 2008 was $1,171,706, compared to $640,205 for the second quarter 2007, an increase of 83%. This increase is a direct result of increase in debt outstanding under the Longview and Marquis credit facility described in Note 2 to these financial statements. Borrowings under the facility were higher during the second quarter 2008 compared to the second quarter of 2007 because the facility was used to finance oil and gas property acquisitions made during the second, third and fourth quarters of 2007. Additionally the facility was used to provide financing during the second quarter 2008 to finance the $4.3 million loss incurred from derivative transactions.

Loss from Derivatives

A loss from derivatives of $4,306,038 was recognized in the second quarter 2008, compared to no loss for the same period in 2007. Losses were not recognized from the Company’s derivative trading activities until the first quarter 2008. The agreements which generated the losses during the second quarter 2008 were completely offset by additional contracts purchased at the end of the quarter. Because of the contracts’ covered status, the Company does not anticipate that future additional losses will be realized from the contracts that were outstanding during the second quarter 2008. The Company did not engage in derivative transactions during the second quarter 2007.

Net Loss

During the second quarter 2008, the Company realized a net loss of $6,795,171, compared to a net loss of $796,772 for the second quarter 2007. The increase in net loss resulted predominately from the $4.3 million in losses realized from derivative trading activities. Additionally the $531,501 increase in interest expense from increased debt contributed to the increased net loss, as did the $1.6 million increase in G&A and the $564,015 increase in production expenses. The Company is not currently subject to derivative contracts that are expected to yield additional losses for the year. But continued increases in interest expense and production expenses may be realized. The Company intends to continue growth and development of its assets and operational infrastructure.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Revenues

Oil and gas sales increased 542% from $891,896 to $5,724,245 for the six months ended June 30, 2007 and 2008, respectively, as a result of increased production volumes contributed by oil and gas properties acquired during the second and third quarters of 2007 and higher average realized prices for crude oil and natural gas. Revenue generated by drilling services was $522,501 for six months ended June 30, 2007, compared to zero for the same period of 2008. The drilling rigs owned by the Company were undergoing repair during the first two quarter 2008, and thus were not engaged in income generating activities.

Production Expenses

The 285% increase in production expenses from $436,773 to $1,680,843 for the six months ended June 30, 2007 and 2008, respectively, resulted from an increase in the number of producing wells because of the property acquisitions completed in the second and third quarters of 2007.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $3,087,758 for the six months ended June 30, 2008 compared to $466,315 for the same period in 2007, an increase of 562%. This increase resulted from an increase in payroll and related expense, consulting fees and travel costs for the increased administrative responsibilities associated with the oil and gas properties acquired in the first and second quarters 2007. Additionally, legal expenses increased approximately $300,000 due to costs recognized in the first and second quarters 2008 related to the settlement of litigation described in Note 3 to these financial statements. Also contributing to the increase in G&A was the stock compensation expense associated with the restricted stock granted to the new employees who joined the Company as officers during the second quarter 2008. Finally, G&A for the second quarter 2008 included contract operating fees paid to a third party entity which provided management services to the Company during April through June 2008, including oversight over daily operational and administrative matters. Concurrent with the Company’s hiring of the new officers at the end of June, this contract operating arrangement with the third party was terminated. Certain components of the Company’s G&A for the six months ended June 30, 2008 are not expected to be recurring in nature. These include the significant legal expenses incurred in relation to the litigation settled during the period, fees paid for contract management services for the Company in the period preceding the addition of the Company’s new officers and consulting fees paid to third parties for the provision of certain professional services that will be performed by the Company’s own management and staff in future periods. Salary and related costs and stock compensation expense are expected to increase as a result of the addition of the new officers and other employees at the end of June 2008. Certain of the consulting arrangements that are not expected to be renewed will expire over the succeeding six month period.

Depreciation, depletion and amortization (“DD&A”)

The 533% increase in DD&A to $2,639,035 for the six months ended June 30, 2008 from $417,160 for the same period in 2007 is attributable to the effect of the oil and gas property acquisitions that occurred in the second and third quarters of 2007. The transactions increased the costs subject to DD&A, as the costs of the acquired properties were recognized, and increased the production volume used in the units of production calculation of the DD&A provision.

Interest Expense

Interest expense recognized for the six months ended June 30, 2008 was $1,608,796, compared to $967,580 for the same period in 2007, an increase of 66%. This increase is a direct result of increase in debt outstanding under the Longview and Marquis credit facility described in Note 4 to the financial statements. Borrowings under the facility were higher during the first and second quarters 2008 compared to the same period in 2007 because the facility was used to finance oil and gas property acquisitions made during the second, third and fourth quarters of 2007. Additionally the facility was used to provide financing during the second quarter 2008 to finance the $4.3 million loss incurred from derivative transactions.

Loss from Derivatives

A loss from derivatives of $5,356,038 was recognized during the six months ended June 30, 2008, compared to none for the same period in 2007. Losses were not recognized from the company’s derivative trading activities until the first quarter 2008. The agreements which generated the losses during the second quarter 2008 were completely offset by additional contracts purchased at the end of the quarter. Because of the contracts’ covered status, the Company does not anticipate that future additional losses will be realized from the contracts that were outstanding during the second quarter 2008. The Company did not engage in derivative transactions during the six months ended June 30, 2007.

Net Loss

During the six months ended June 30, 2008, the Company realized a net loss of $10,157,516, compared to a net loss of $1,332,387 for the six months ended June 30, 2007. The increase in net loss resulted predominately from the $5.4 million in losses realized from derivative trading activities. Additionally the $641,189 increase in interest expense from increased debt contributed to the increased net loss, as did the $2,621,443 increase in G&A and the $1.2 million increase in production expenses. The Company is not currently subject to derivative contracts that are expected to yield additional losses for the year. But continued increases in interest expense and production expenses may be realized. The Company intends to continue growth and development of its assets and operational infrastructure.

Liquidity and Financial Condition

As of June 30, 2008, we had a working capital deficit of $2,689,915, the primary components of which were cash and cash equivalents, accounts receivable and prepaid expenses offset by accounts payable, current notes payable and long-term debt, and other accrued expenses. As of December 31, 2007, our working capital balance was a negative $38,336, the primary components of which were cash and cash equivalents, trade accounts receivable and prepaid expenses. We expect to continue to fund our operations from our credit facility and obtain new financing, if appropriate. We believe that we have sufficient cash and credit facility availability to fund our operations for the succeeding 12 months. Given the need for, and costs associated with, additional exploration and development efforts, however, we will need to raise additional capital to satisfy our capital needs over the next 12 months.

On December 31, 2007, the Company had assets of $63,428,393 compared to $4,485,891 on December 31, 2006, an increase of $58,942,502. The Company had a total stockholders’ equity of $31,184,407 on December 31, 2007 compared to $3,941,598 on December 31, 2006, an increase in equity of $27,242,809.

On June 30, 2008, the Company had assets of $64,717,274 compared to $47,667,277 on June 30, 2007, an increase of $17,049,997. The Company had a total stockholders’ equity of $20,499,115 on June 30, 2008 compared to $34,892,592 on June 30, 2007, a decrease in equity of $14,393,477.

Net cash used in operating activities for the six months ended June 30, 2008 was $176,408 as compared to net cash used by operating activities of $767,374 for the six months ended June 30, 2007.

Net cash used in investing activities for the six months ended June 30, 2008 was $5,053,435 as compared to $7,302,797 cash used for investing activities for the same period in the prior year. The cash used in the first six months of 2008 was primarily the result of capital expenditures made for the development of the Company’s oil and gas properties and related production facilities.

Commitments and Contingencies

Hedge Agreement

On February 19, 2008, we announced 2008 risk management activities with respect to the entry into hedge contracts with MF Global Ltd. Hedged production benchmark volumes were initially set at 16,000 barrels of oil per month, current net production. The underlying risk management agreement, which has an initial term ending December 31, 2008, was intended to deliver predictable cash flow for 2008, by using hedge transaction contacts with a “collar” floor price of $85 per barrel and a ceiling of $100 per barrel. On April 30, 2008, the parties agreed in principle to amend the risk management agreement to extend the term for an additional year and reduce the benchmark volumes by half to 8,000 barrels per month (approximately 263 barrels of oil per day) and to raise the collar ceiling to $109.75 per barrel for the calendar year 2009. As a result of the collar ceiling, we currently have not benefited from the price of oil exceeding $100.00 per barrel, since we are obligated to pay a call on the hedge contracts representing the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

On or about June 27, 2008, the Company and MF Global Ltd. orally agreed to terminate the financial effect of the hedge agreement by entering into offsetting hedge positions with respect to future trades pursuant to the hedge agreement, conditioned upon the Company settling all positions resulting from the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

Capital Commitment

On February 15, 2008, we entered into an amendment to a gas contract that we had previously entered into with DCP Midstream in October 2007, for the gathering, processing and marketing of our Bastrop Field natural gas volumes. The contract allows us to sell our natural gas in Bastrop County, Texas at a premium to NYMEX natural gas prices due to the high propane, ethane, butane and methane content of the natural gas. We began transporting this gas production on August 15, 2008 and will sell initial volumes of 150 thousand cubic feet per day (Mcf/d) of natural gas to 200 Mcf/d. As part of the contract terms, the Company was responsible for $186,000 of capital investment in the project, which we have fulfilled and for which the Company will receive a repayment of $0.25/Mcf over time if 220,000 MMcf of gas is produced within two years of first sales. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

Amended Credit Facility

As of June 30, 2008, the Company had a $32.5 million senior credit facility with Longview and Marquis, of which $31.4 million was outstanding. Borrowings under the facility accrue interest at a rate equal to prime plus 4%, which was equal to 12.5% and June 30, 2008. The principal amount of the senior secured notes was increased during the three months ended June 30, 2008 by $7,500,000 for additional amounts borrowed during the period. The aggregate amount of interest that was capitalized and added to the principal amount of the senior secured notes for the three months ended and as of June 30, 2008, was $859,498.  On July 1, 2008, subsequent to entering into the June 2008 Amendment, the Company issued to Longview an additional senior secured note in the original principal amount of $1 million pursuant to the credit facility, bringing the aggregate amount of senior secured notes outstanding to approximately $32.4 million of the $32.5 million available, leaving approximately $100,000 available for future borrowings under the facility.

The Company originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15 million that was later increased to $30 million in September 2007. In connection with the increase in borrowing limit, the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of the Company’s properties, and the Company granted security and pledge agreements the provided Longview with first priority security interests in substantially all of the Company’s assets.

In April 2008, the Company amended and restated the credit facility with Longview and Marquis in its entirety. By further amendment in April 2008, the Company agreed to grant to Longview and Marquis certain mortgages in the Company’s oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company.

On June 30, 2008, the Company, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which the Company has received an aggregate of at least $15 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of debt and or equity securities of the Company, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of the Company’s oil and gas assets.

Lawsuit Settlement re: Merger Agreement (Leexus Properties)

On May 15, 2008, the Company settled a lawsuit and counter lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”) The Merger Agreement called for the Company to pay $4 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue 2,000,000 shares of Company common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement provides for the Company’s payment on the settlement date of $2 million and future payments totaling $2 million, payable in four future installments, which will extinguish all of the Company’s past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were previously returned in May 2008. The return of the remaining 433,333 shares is based upon and contingent upon the Company’s payment of the future settlement agreement amounts, which management does not believe the Company has an obligation to pay. As a result of this settlement, the Company has no lawsuits or claims pending with regard to the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. Neither the lawsuit nor the settlement agreement involved the consideration under the Merger Agreement allocated to William Zeltwanger, the third selling shareholder, which remains payable under the applicable terms and conditions of the Merger Agreement. Neither we nor Mr. Zeltwanger, who was a vice president of the Company, asserted any claims against each other in the lawsuits, and Mr. Zeltwanger owns 666,666 shares issued to him under the Merger Agreement.

Future Development

We have made no material commitments for future projects. Each drilling and/or rework project is funded on a standalone basis, and, although we are in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until we have received the funds from our working interest partners and the funds for its portion of the working interest are committed. The leases that we hold are either in their primary term, as may be extended or renewed by the payment of certain extension or renewal payments, or "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. We strive to accomplish the drilling or rework planned for each property within the year first leased. If that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of our business planning at that time.

Recent Accounting Pronouncements

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

In December 2007, FASB issued SFAS 160, Non-Controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51, to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for non controlling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS 141R. It defines a non controlling interest in a Subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS 160 would have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R is not expected to have a significant effect the Company’s financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company has not completed its evaluation of the impact of SFAS 161 on its financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, management concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management document and test our internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of June 30, 2008. In that regard, we identified the certain material weaknesses in our internal control over financial reporting as of December 31, 2007 that are detailed on our Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 15, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 15, 2008, we settled a lawsuit and counter lawsuit with Leexus Oil & Gas, LLP and Mark Jaehne and Bennie Jaehne, two of the selling shareholders of Leexus, regarding disputes arising under a Agreement and Plan of Merger dated April 20, 2007. The Merger Agreement called for our payment of $4 million over time based upon a percentage of the production of certain oil and gas interests acquired by us under the Merger Agreement, plus the issuance of 1,333,333 shares of our common stock to the Jaehnes at closing. For additional detail regarding this settlement, see “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lawsuit Settlement re: Merger Agreement (Leexus Properties)”.

With this settlement, we have no lawsuits or claims pending by or against us that require disclosure. In addition, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Nominating Committee Procedures

We have not implemented any material change to the procedures by which stockholders may recommend nominees to our Board of Directors for evaluation, as set forth in the Charter of our Nominating Committee, filed with the SEC as an exhibit to our Form 8-K on August 28, 2007.

Special Meeting of Stockholders

We are holding a special meeting of our stockholders on September 19, 2008 for the purpose of allowing our stockholders to approve and ratify (i) the Equity Incentive Compensation Plan, which has been approved by our board of directors and will provide for the issuance of stock grants and incentive stock options to our officers and employees, and (ii) the terms and conditions of the employment agreements for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, and the grants of restricted stock and incentive stock options to the officers. Proxy materials will be mailed to our stockholders on or about August 28, 2008.

Stockholder Proposals

If a stockholder wishes to present a proposal to be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders, the proponent and the proposal must comply with the proxy proposal submission rules of the SEC. We anticipate holding our 2009 Annual Meeting on or about May 1, 2009. One of the requirements is that the proposal be received by the Corporate Secretary within a reasonable time before we begin to print and send our proxy materials for the Annual Meeting. In light of the time required to prepare our proxy materials for printing and distribution, the proposals should be sent to us no later than December 31, 2008. Proposals we receive after that date will not be included in the Proxy Statement. We urge stockholders to submit proposals by Certified Mail—Return Receipt Requested.

A stockholder proposal not included in our proxy statement for the 2009 Annual Meeting of Stockholders will be ineligible for presentation at the 2009 Annual Meeting of Stockholders unless the stockholder gives timely notice of the proposal in writing to the Corporate Secretary of South Texas Oil Company at the principal executive offices of the Company, as described above. The stockholder’s notice must set forth, as to each proposed matter, the following: (a) a brief description of the business desired to be brought before the meeting and reasons for conducting such business at the meeting; (b) the name and address, as they appear on our books, of the stockholder proposing such business; (c) the class and number of shares of our securities that are beneficially owned by the stockholder; (d) any material interest of the stockholder in such business; and (e) any other information that is required to be provided by such stockholder pursuant to proxy proposal submission rules of the SEC. The presiding officer of the meeting may refuse to acknowledge any matter not made in compliance with the foregoing procedure.

You may obtain a copy of the current rules for submitting stockholder proposals from the SEC at:

U.S. Securities and Exchange Commission
Division of Corporation Finance
100 F Street, N.E.
Washington, DC 20549

or through the Commission’s Internet web site: www.sec.gov. Request SEC Release No. 34-40018, May 21, 1998.

Item 6. Exhibits.

10.1
Securities Purchase Agreement, dated April 1, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed with the Commission on April 15, 2008)

10.2
Amendment to Senior Notes and Purchase Agreement, dated June 30, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Commission on July 2, 2008)

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH TEXAS OIL COMPANY

Date: August 19, 2008	By:	/s/ Michael J. Pawelek
Michael J. Pawelek
President and Chief Executive Officer (duly authorized officer)