Form 10-Q
period 2008-09-30
SOUTH TEXAS OIL CO
filed 2008-11-19
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008  or

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
☐ Yes ☒ No

The issuer had 16,797,862 shares of common stock outstanding as of November 19, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated financial statements of South Texas Oil Company (the “Company” or “we”, “us” or “our”) included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We therefore suggest that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary in order to make our financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented, not misleading, have been made. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the Company’s actual operating results for the full year ending December 31, 2008.

SOUTH TEXAS OIL COMPANY
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$9,718,937	$2,186,428
Accounts receivable	1,488,267	4,226,171
Prepaid expenses and other	552,128	4,249
Total current assets	11,759,332	6,416,848

Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	29,506,937	23,383,575
Unproved properties	31,594,127	30,757,344
Less accumulated depreciation, depletion and amortization	(8,751,613)	(5,727,612)
Total oil and gas properties, net	52,349,451	48,413,307

Other property and equipment
Drilling equipment	3,214,354	3,138,258
Vehicles	202,037	172,608
Other	169,811	119,495
Less accumulated depreciation and amortization	(259,341)	(130,397)
Total other property and equipment, net	3,326,861	3,299,964

Total property and equipment, net	55,676,312	51,713,271

Debt issuance costs, net of amortization	4,272,373	5,298,274

Total Assets	$71,708,017	$63,428,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$6,718,254	$1,564,243
Other payables and accrued liabilities	1,452,425	3,349,067
Participant advances received	272,400	120,622
Current maturities of notes payable and long-term debt	8,044,935	1,404,185
Current maturities of notes payable and long-term debt, related party	9,412	17,067
Total current liabilities	16,497,426	6,455,184

Noncurrent Liabilities
Notes payable and long-term debt	35,329,757	24,986,861
Asset retirement obligation	851,009	801,941
Total noncurrent liabilities	36,180,766	25,788,802

Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
17,697,862 shares issued, 16,797,862 shares outstanding at September 30, 2008
and 16,482,571 shares issued and outstanding at December 31, 2007	17,773	16,483
Additional paid-in capital	42,774,112	39,921,615
Accumulated deficit	(22,860,050)	(8,753,691)
Less treasury stock, at cost, 900,000 shares	(902,010)	-
Total stockholders’ equity	19,029,825	31,184,407

Total Liabilities and Stockholders’ Equity	$71,708,017	$63,428,393

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues
Oil and gas sales	$2,153,255	$1,575,010	$7,877,500	$2,466,906
Drilling services	-	397,811	-	920,312
Total revenues	2,153,255	1,972,821	7,877,500	3,387,218

Costs and Expenses
Production expenses	1,035,250	693,003	2,716,093	1,129,776
Production taxes	92,721	31,277	296,388	36,073
Drilling services costs	58,699	304,289	100,710	778,633
General and administrative expenses	2,526,009	314,931	5,613,767	781,246
Depreciation, depletion and amortization	573,075	354,187	3,212,110	771,347
Total costs and expenses	4,285,754	1,697,687	11,939,068	3,497,075

Income (Loss) from Operations	(2,132,499)	275,134	(4,061,568)	(109,857)

Other Income (Expense)
Interest income	8,976	3,197	16,922	23,381
Loss from derivatives	30,614	-	(5,325,424)	-
Interest expense	(1,107,161)	(773,475)	(2,715,930)	(1,741,055)
Debt issuance costs amortization	(635,793)	-	(1,907,379)	-
Loss on conversion of debt	(112,980)	-	(112,980)	-
Other income (expense), net	(1,816,344)	(770,278)	(10,044,791)	(1,717,674)

Net Loss Before Tax	(3,948,843)	(495,144)	(14,106,359)	(1,827,531)

Income tax expense (benefit)	-	-	-	-

Net Loss	$(3,948,843)	$(495,144)	$(14,106,359)	$(1,827,531)

Loss Per Common Share:
Basic and Diluted	$(0.24)	$(0.03)	$(0.87)	$(0.13)

Weighted average number of common shares outstanding Basic and Diluted	16,191,818	15,558,214	16,232,452	14,072,084

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2007	16,482,571	$16,483	$39,921,615	$(8,753,691)	$-	$31,184,407

Stock grants	774,792	516	1,441,318	-	-	1,441,834
Non-cash stock compensation	-	-	466,684	-	-	466,684
Shares repurchased into treasury	(900,000)	-	-	-	(902,010)	(902,010)
Shares issued in exchange for debt	403,499	404	774,315	-	-	774,719
Shares issued in exchange for services	37,000	370	170,180	-	-	170,550
Net loss for the nine months ended September 30, 2008	-	-	-	(14,106,359)	-	(14,106,359)

Balance, September 30, 2008	16,797,862	$17,773	$42,774,112	$(22,860,050)	$(902,010)	$19,029,825

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Operating Activities
Net loss	$(14,106,359)	$(1,827,531)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion and amortization	3,212,110	750,947
Debt issuance costs amortization	1,907,379	852,323
Amortization of deferred stock compensation	1,908,519	-
Amortization of debt discount	235,170	-
Compensatory common stock and option issuances	170,550	40,377
Accretion of discount on asset retirement obligation	49,068	-
Loss on conversion of debt to equity	112,980	-
Loss on sale of other property and equipment	90	-
Changes in operating assets and liabilities:
Accounts receivable	2,737,904	(3,397,340)
Prepaid expenses and other	(547,879)	(49,891)
Accounts payable and accrued liabilities	3,257,369	3,447,131
Participant advances received	151,778	-
Net cash used in operating activities	(911,321)	(183,984)

Investing Activities
Purchases and development of oil and gas properties	(6,989,340)	(20,649,783)
Proceeds from disposition of other property and equipment	81,933	-
Purchase of other property and equipment	(260,180)	-
Net cash used in investing activities	(7,167,587)	(20,649,783)

Financing Activities
Proceeds from notes payable and long-term debt	20,876,016	19,998,454
Payments of notes payable and long-term debt	(3,473,456)	(24,216)
Debt issuance costs incurred	(881,478)	-
Payments of related party notes payable	(7,655)	-
Purchase of treasury shares	(902,010)	-
Net cash provided by financing activities	15,611,417	19,974,238

Net Increase (Decrease) in Cash and Equivalents	7,532,509	(859,529)

Cash and equivalents at beginning of period	2,186,428	1,273,150

Cash and Equivalents at End of Period	$9,718,937	$413,621

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 1 – Basis of Presentation

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principle (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2007. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Certain reclassification entries have been reflected on the September 30, 2007 financial statements to conform to the September 30, 2008 presentation.

In the opinion of management, all normal, recurring adjustments considered necessary for the fair statement of the results for the interim period on a basis consistent with the annual audited financial statements have been included.

Note 2 – Notes Payable and Long-Term Debt

As of September 30, 2008, the Company’s notes payable and long-term debt consisted of debt outstanding under the Company’s credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) (the “Longview/Marquis Facility”), the Marquis Senior Secured Debt, and various notes payable related to certain purchases of oil and gas properties and other property and equipment.

Longview/Marquis Facility

As of September 30, 2008, the Company had a $32.5 million senior credit facility with Longview and Marquis with a total of $34.3 million outstanding, which included $1,906,747 for interest accrued on the facility during the second and third quarters of 2008 added to the principal of the underlying notes in accordance with provisions of the borrowing agreement permitted such treatment of interest through December 31, 2008. Borrowings under the facility accrue interest at a rate equal to prime plus 4%, which was equal to 12.5% at September 30, 2008. The principal amount of the senior secured notes issued under the facility was increased during the three months ended September 30, 2008 by $1,000,000 for additional amounts borrowed during the period.

The Company originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15 million that was later increased to $30 million in September 2007. In connection with the increase in borrowing limit, the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of the Company’s properties, and the Company granted security and pledge agreements that provided Longview with first priority security interests in substantially all of the Company’s assets.

In April 2008, the Company amended and restated the credit facility with Longview and Marquis. By further amendment in April 2008, the Company agreed to grant to Longview and Marquis certain mortgages in the Company’s oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 2 – Notes Payable and Long-Term Debt (continued)

On June 30, 2008, the Company, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which the Company has received an aggregate of at least $15 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of debt and/or equity securities of the Company, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of the Company’s oil and gas assets.

Additional Marquis Debt

During April and May 2008, the Company obtained an agreement from Marquis to provide funding for the payment of margin calls made on the Company related to its derivative trading activities, described in Note 5. Pursuant to this agreement, the Company received from Marquis a total of $1,571,921 in exchange for the issuance of subordinated demand promissory notes. As of June 30, 2008, Marquis had made demand payment of, and the Company paid two of the notes totaling $934,907. On September 19, 2008 in connection with entering into the Marquis Senior Secured Debt, the final note balance plus unpaid accrued interest, a total of $661,739, was converted into 403,499 shares of the Company’s common stock. The interest rate for these notes was 10%.

Marquis Senior Secured Debt

On September 19, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Marquis, pursuant to which on such date, among other things, the Company issued and sold to Marquis a senior secured note in an original principal amount of $7,000,000 (the “Senior Secured Note”), for gross proceeds of $6,750,000, prior to the Company’s payment of expenses incurred by the Company and Marquis in connection with the transactions under the Securities Purchase Agreement. The Senior Secured Note carries an interest rate of 12.5% per annum payable quarterly in cash and matures in September 2009. Upon the Company’s prepayment of all or any portion of the Senior Secured Note or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by the Company on such date of prepayment or maturity, into shares of the Company’s common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

The Senior Secured Note is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by the Company and its subsidiaries (including mortgages on the Company’s and its subsidiaries’ real property interests), which have guaranteed the obligations of the Company under the Senior Secured Note and other transaction documents. Marquis’ secured position in this transaction is senior to the rights of all other secured parties, including the rights of Longview under that certain securities purchase agreement, as amended (the “April 2008 Purchase Agreement”) dated as of April 1, 2008, among the Company, Marquis and Longview, pursuant to which the Company has issued and sold secured notes in the aggregate principal amount of approximately $34,284,098 (the “Existing Notes”), except for the previously secured rights of Marquis, which will continue to rank pari passu with the rights granted to Marquis under the Senior Secured Note. In conjunction with the transactions described in the Securities Purchase Agreement, the Company entered into a September 2008 Waiver and Amendment with Marquis and Longview, pursuant to which the parties amended and waived certain provisions and covenants, including a financial covenant, contained in the Existing Notes issued to Longview and the April 2008 Purchase Agreement that conflicted with the terms and conditions of the Securities Purchase Agreement and the transactions contemplated thereby.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 2 – Notes Payable and Long-Term Debt (continued)
Under the Securities Purchase Agreement and Senior Secured Notes, the Company will be subject to certain covenants, including restrictions on incurring additional indebtedness, issuing equity securities, granting or incurring liens, transacting with affiliates, and entering into mergers, consolidations and sales of assets.  The Securities Purchase Agreement also requires that the Company comply with a financial covenant to maintain an average minimum daily production level. A breach of these covenants would give the holder of the Senior Secured Note the right to require immediate repayment of the entire principal amount of, and interest on, the Senior Secured Note prior to the scheduled maturity date of the Senior Secured Note.

Additionally, under the terms of the Securities Purchase Agreement, the Company retired the outstanding Marquis subordinated demand notes held by Marquis, which demand notes had an aggregate principal balance due of $637,615 plus accrued interest, in exchange for 403,499 shares of the Company’s common stock. In addition, the Company conveyed to Marquis a 1.0% perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company. Pursuant to the terms of the overriding royalty conveyance, the Company has the conditional option, beginning on September 19, 2009 and terminating on September 19, 2010, to repurchase the overriding royalty interests conveyed in exchange for a number of shares of the Company’s common stock equal to the adjusted fair market value of the conveyed overriding royalty interests, based upon an independent appraisal at the time the election is made by the Company, divided by a 20-day average trading price of the Company’s common stock at the time of repurchase, and subject to certain conditions, including without limitation, that (i) the Company’s average prior 20-day trading volume is at least 125,000 shares, (ii) the prior 20-day average price per share of its common stock is at least $3.00 per share, and (iii) the shares to be exchanged are registered for public resale pursuant to an effective registration statement.

Other Notes Payable

The total of the Company’s other notes payable and long-term debt at September 30, 2008 was $2.1 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period from October 1, 2008 ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

The following table provides a schedule of estimated principal maturities under all of the Company’s notes payable and long-term debt as of September 30, 2008, and after giving consideration to the transactions described above:

As of September 30, 2008
2008	$312,823
2009	8,089,820
2010	34,393,689
2011	51,629
2012	56,834
Thereafter	729,309
Total	$43,634,104

Note 3 – Settlement of Litigation

On May 15, 2008, the Company settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for the Company to pay $4 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue of 2,000,000 shares of the Company’s common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 3 – Settlement of Litigation (continued)

The settlement provided for the Company’s payment on the settlement date of $2 million and future payments totaling $2 million, payable in four future installments, which will extinguish all of the Company’s past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were previously returned in May 2008. The return of the remaining 433,333 shares is based upon and contingent upon the Company’s payment of the future settlement agreement amounts. As a result of this settlement, the Company has no lawsuits or claims pending with regard to the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between the Company and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. Neither the lawsuit nor the settlement agreement involved the consideration under the Merger Agreement allocated to William Zeltwanger, the third selling shareholder who also served as one of the Company’s vice presidents, which remains payable under the applicable terms and conditions of the Merger Agreement.

Note 4 – Stock Based Compensation

The Company has a stock-based employee compensation plan described in Note 6 to the audited financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Total stock compensation expense related to employee stock options was reported as part of the Company’s general and administrative expenses, and was $466,684 for the nine months ended September 30, 2008.

The following table presents stock option activity for the nine months ended September 30, 2008:

Weighted
		Weighted	Average
		Average	Remaining	Total
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term in Years	Value

Outstanding, June 30, 2008	265,500	$9.45	4.50	$1,502,845
Forfeited	-	$-	-	-
Outstanding, unvested September 30, 2008	265,500	$9.45	4.00	$1,502,845

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

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 4 – Stock Based Compensation (continued)

On June 30, 2008, the Company adopted the Equity Incentive Compensation Plan of South Texas Oil Company and granted Stock Award Rights and Performance Option Rights under the Equity Incentive Compensation Plan, to provide for the issuance of stock grants and incentive stock options as compensation to its new officers. The Stock Awards Rights provide for the granting of restricted shares of the Company’s common stock at specified intervals and in amounts equal to specified values on the issuance dates. The Performance Option Rights provide for the issuance of stock options pursuant to the terms of the Equity Incentive Compensation Plan, which provide for the issuance of stock options upon achievement of certain Company performance goals. Upon adoption of these plans and the granting of the Stock Award Rights and Performance Option Rights, on June 30, 2008, the first of three tranches of shares of common stock were issued to two of the Company’s three new officers. The first tranche was issued to the Chief Executive Officer when stockholder approval was obtained on September 19, 2008 for both his employment agreement and the Equity Incentive Compensation Plan.

In accordance with Statement of Financial Accounting Standards 123R, the Company measures the value of the stock based compensation granted to it employees by use of a Black-Scholes valuation model in the case of stock options, and in the case of stock grants, the value of the compensation is based on the number of shares issued and the per share value of the Company’s stock on the date of issuance. That value is recognized as stock compensation expense over the expected life of the underlying options, in the case of stock options, and over the period between the issuance of restricted shares and the lapse of the restrictions in the case of stock grants. Total stock-based compensation expense related to employee stock grants was reported as part of the Company’s general and administrative expenses, and was $1,481,337 for the nine months ended September 30, 2008.

The following table presents the stock grants awarded on September 30, 2008:

			Total
			Fair Value	Date
Issuance	Shares		on Date	Restrictions
Date	Issued		of Issuance	Lapse

June 30, 2008	516,528		$2,000,000	January 1, 2009
September 19, 2008	258,264		1,000,000	January 1, 2009
June 23, 2009		*	3,000,000	January 1, 2010
June 23, 2010		*	3,000,000	January 1, 2011

Total	774,792		$9,000,000

* to be determined on date of issuance

Note 5 – Derivative Contracts

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

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
Period Ended September 30, 2008 (Unaudited)

Note 5 – Derivative Contracts (continued)

On April 30, 2008, the Company wrote eight call option contracts (8,000 barrels per month) and received proceeds of $979,000, which were used to purchase eight call options covering the period May to December 2008. This purchase offset half of the Company’s 2008 short derivative position at March 31, 2008.

On May 21, 2008 the Company purchased at a cost of $1,926,400 additional call options for the period May to December 2008, offsetting the remaining half of the Company’s 2008 short position. The cost of acquiring these calls was treated as a derivative loss in the other income section of the statement of operations.

On June 5, 2008, the Company purchased eight call options (8,000 barrels per month) for the period January through December 2009, completely offsetting the call option contracts sold on April 30, 2008. The cost of $2,952,000 for acquiring these instruments was treated as a derivative loss in the other income section of the statement of operations.

As of September 30, 2008, all call options have been covered or offset. The remaining position is an asset derivative of $42,776 as follows:

Put options:

December 31,
2008

Volume	24,000
Average Price	$85.00

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

• fluctuations in oil or gas production or in oil or gas prices;
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

Overview

We generate revenue primarily from our working interests in producing oil and gas properties, the majority of which are located in south and central Texas and a smaller acreage position located in Colorado. In the second and third quarters of 2007, we acquired additional working interests in south central Texas, which significantly increased our total leasehold acreage position and production capabilities. As of December 31, 2007, our average production base consisted of approximately 71% crude oil and 29% natural gas. We have obtained capital for investment in producing oil and gas properties primarily through the sale of our common stock to existing stockholders, and a $32.5 million credit facility and a $7 million senior secured note financing with affiliates of one of our significant stockholders.

Our strategy is to focus on the acquisition and development of onshore properties that have proved oil gas reserves and to attempt to acquire interests in proven fields and attempt to increase production by exploring other formations in the same fields where others have obtained production. Our primary operational strategy includes the operation of our own projects, which provides us substantial control over drilling and production costs. While much of the engineering and geology for our projects is performed by consulting firms, the actual drilling, rework and other field operations are performed on a project basis by contractors who bid for the work. We believe that operating our properties in this manner is cost-effective, as the range of expertise and services required varies by project and time duration. We have purchased two drilling rigs in an effort to further reduce costs and increase our operational efficiencies.

As of June 30, 2008, we had terminated a contract operating agreement with Sonterra Operating, Inc., (“Sonterra”) under which Sonterra was the contract operator for our oil and gas operations, managing our daily operations and providing accounting services for our operated and non-operated properties. Michael J. Pawelek, our serving Chairman of the Board was appointed as our President and Chief Executive Officer on June 23, 2008 following the resignation of J. Scott Zimmerman from those positions. Mr. Pawelek had been the president and chief executive officer of Sonterra prior to joining us, and he remained a director of Sonterra until his resignation on November 6, 2008. Contemporaneously with the termination of the contract operating agreement with Sonterra and Mr. Pawelek’s appointment as our President and Chief Executive Officer, we entered into another contract operating agreement, under which we are providing contract operating services for Sonterra and overseeing certain of Sonterra’s operations in a manner similar to the services that Sonterra previously provided to us.

Results of Operations

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

Revenues

Oil and gas sales increased 37% to $2,153,255 from $1,575,010 for the third quarters of 2008 and 2007, respectively, primarily as a result of higher average realized prices for crude oil and natural gas. Revenue generated by drilling services was $397,811 for the third quarter of 2007, compared to zero for the third quarter of 2008. Our drilling rigs were undergoing repair during the first three quarters of 2008, and were not engaged in income generating activities.

Production Expenses

The 49% increase in production expenses from $693,003 to $1,035,250 for the third quarters of 2007 and 2008, respectively, resulted from an increase in the number of producing wells associated with our property acquisitions completed in the second and third quarters of 2007.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $2,526,009 for the third quarter of 2008 compared to $314,931 for the third quarter of 2007, an increase of 702%. This increase largely resulted from non-cash charges recognized during the third quarter of 2008 for stock compensation. These charges included approximately $1.5 million for employee stock compensation related to stock grants awarded in June of 2008 and stock options awarded in the fourth quarter of 2007. Also included was a $170,550 charge related to stock issued in exchange for third party consulting services received. Additional increases in general and administrative costs resulted from increased payroll and related costs associated with a growth in the number of employees compared to the third quarter of 2007. We continued to make payments pursuant to certain consulting contracts initiated in the first and second quarters of 2008 that will be terminating in the fourth quarter of 2008 and first quarter of 2009.

Depreciation, depletion and amortization (“DD&A”)

The 62% increase in DD&A to $573,075 for the third quarter of 2008 from $354,187 for the third quarter of 2007 was attributable to increased costs subject to DD&A, resulting from additional capital spending for drilling and capital workover projects.

Interest Expense

Interest expense recognized for the third quarter of 2008 was $1,107,161, compared to $773,465 for the third quarter of 2007, an increase of 43%. This increase is a direct result of increase in debt outstanding under the Longview and Marquis credit facility and the new senior secured debt issued to Marquis during the third quarter of 2008, described in Note 2 to the financial statements. Borrowings under the facility were higher during the third quarter of 2008 compared to the third quarter of 2007. We have used proceeds from the facility to finance property acquisitions and our property development programs in the periods since the third quarter of 2007. Additionally the facility was used to provide financing during the first and second quarters of 2008 to finance the $5.3 million loss incurred from derivative transactions.

Gain/Loss from Derivatives

We recognized a $30,614 gain on remaining open long positions in the third quarter of 2008. Any losses generated by our derivative trading activities were completely offset by additional contracts purchased at the end of the quarter. Those uncovered contracts will expire and will be settled by year end.

Net Loss

During the third quarter of 2008, we realized a net loss of $3,948,843, compared to a net loss of $495,143 for the third quarter of 2007. The increase in net loss resulted mainly from the $1.7 million in non-cash stock compensation charges, an increase in other general and administrative expense components of approximately $500,000, current period amortization of debt issuance costs of $635,793, a $342,247 increase in production expenses, and a $333,686 increase in interest expense. Continued increases in interest expense and production expenses may be realized. We intend to continue growth and development of our assets and administrative and operational infrastructure.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Revenues

Oil and gas sales increased 219% from $2,466,906 to $7,877,500 for the nine months ended September 30, 2007 and 2008, respectively, as a result of increased production volumes contributed by oil and gas properties acquired during the second and third quarters of 2007 and higher average realized prices for crude oil and natural gas. Revenue generated by drilling services was $920,312 for nine months ended September 30, 2007, compared to zero for the same period of 2008. Our drilling rigs were undergoing repair during the first three quarters of 2008 and were not engaged in income generating activities.

Production Expenses

The 140% increase in production expenses from $1,129,776 to $2,716,093 for the nine months ended September 30, 2007 and 2008, respectively, resulted from the increase in the number of producing wells associated with our property acquisitions completed in the second and third quarters of 2007.

General and Administrative Expenses (“G&A”)

General and administrative expenses were $5,613,767 for the nine months ended September 30, 2008 compared to $781,246 for the same period in 2007, an increase of 619%. This increase resulted from an increase in payroll and related expense, consulting fees and travel costs for the increased administrative responsibilities associated with the oil and gas properties acquired in the first and second quarters of 2007. Additionally, legal expenses increased by approximately $300,000 due to costs recognized in the first and second quarters of 2008 related to the settlement of litigation described in Note 3 to the financial statements. Also contributing to the increase in G&A was the $1.95 million of stock compensation expense associated with the restricted stock granted to the new employees who joined our management team as officers during the third quarter of 2008 and stock options issued during the first quarter of 2008. Finally, G&A for the third quarter of 2008 included contract operating fees paid to a third party entity that provided management services to us during April through June of 2008, including oversight over daily operational and administrative matters. Concurrent with our hiring of our new officers at the end of June, this contract operating arrangement with the third party was terminated.

Certain components of our G&A for the nine months ended September 30, 2008 are not expected to be recurring in nature. These include (i) significant legal expenses incurred in relation to the litigation settled during the period, (ii) fees paid for contract management services for the period preceding the addition of our new officers, and (iii) consulting fees paid to third parties for the provision of certain professional services that will be performed by our own management and staff in future periods. Salary and related costs and stock compensation expense are expected to increase as a result of the addition of our new officers and other employees at the end of June 2008 and in the third and fourth quarters of 2008, and as may be required in future periods. Certain of the consulting arrangements that are not expected to be renewed will expire over the succeeding six month period.

Depreciation, depletion and amortization (“DD&A”)

The 316% increase in DD&A to $3,212,110 for the nine months ended September 30, 2008 from $771,347 for the same period in 2007 is attributable to the effect of the oil and gas property acquisitions that occurred in the second and third quarters of 2007. The acquisitions increased the costs subject to DD&A as the costs of the acquired properties were recognized, and increased the production volume used in the units of production calculation of the DD&A provision.

Interest Expense

Interest expense recognized for the nine months ended September 30, 2008 was $2,715,930, compared to $1,741,055 for the same period in 2007, an increase of 56%. This increase is a direct result of an increase in debt outstanding under the Longview and Marquis credit facility and the new senior secured note issued to Marquis during the third quarter of 2008 described in Note 2 to the financial statements. Borrowings were higher during the first three quarters of 2008 compared to the same period in 2007 because the facility was used to finance oil and gas property acquisitions made during the second, third and fourth quarters of 2007. Additionally the facility was used to provide financing during the second quarter of 2008 to finance the net $5.3 million loss incurred from derivative transactions.

Loss from Derivatives

A net loss from derivatives of $5.3 million was recognized during the nine months ended September 30, 2008, compared to $0 for the same period in 2007. Losses were not recognized from our derivative trading activities until the first quarter of 2008. The agreements that generated the losses during the second quarter of 2008 were completely offset by additional contracts purchased at the end of the quarter. Because of the contracts’ covered status, we do not anticipate future additional losses to be realized from the contracts that were outstanding during the third quarter of 2008. We did not engage in derivative transactions during the nine months ended September 30, 2007.

Net Loss

During the nine months ended September 30, 2008, we realized a net loss of $14,106,359, compared to a net loss of $1,827,531 for the nine months ended September 30, 2007. The increase in net loss resulted predominately from the $5.3 million in net losses realized from derivative trading activities. Additionally the $4.8 million increase in G&A contributed to the increased net loss, as did the $1.6 million increase in production expenses and the $974,875 increase in interest expense from increased debt. We are not currently subject to derivative contracts that are expected to yield additional losses for the year; however, continued increases in interest expense, G&A and production expenses may be realized. We intend to continue growth and development of our assets and administrative and operational infrastructure.

Liquidity and Financial Condition

As of September 30, 2008, we had a working capital deficit of $4.7 million, the primary components of which were cash and cash equivalents, accounts receivable and prepaid expenses offset by accounts payable, current notes payable, long-term debt and other accrued expenses. The entire $7 million in principal due under the Marquis Senior Secured Debt agreement entered into in September of 2008, less the $250,000 discount recorded at issuance, is included in current liabilities as of September 30, 2008. As of December 31, 2007, our working capital balance was a negative $38,336, the primary components of which were cash and cash equivalents, trade accounts receivable and prepaid expenses. We expect to fund operations for the succeeding 12 months with existing cash and additional sources of financing as may be required. Given the need for, and costs associated with, additional exploration and development efforts, we will need to raise additional capital to satisfy our capital needs over the next 12 months.

On September 30, 2008, we had assets of $71,708,017 compared to $63,428,393 on December 31, 2007, an increase of $8,279,624. We had total stockholders’ equity of $19,029,825 on September 30, 2008 compared to $31,184,407 on December 31, 2007, a decrease in equity of $12,154,582 resulting from the net losses generated through the third quarter of 2008.

Net cash used in operating activities for the nine months ended September 30, 2008 was $911,321 as compared to net cash used by operating activities of $183,984 for same period in 2007.

Net cash used by investing activities for the nine months ended September 30, 2008 was $7,167,587 as compared to $20,649,783 cash used for investing activities for the same period in the prior year. The cash used in the first nine months of 2008 was primarily the result of capital expenditures made for the development of the Company’s oil and gas properties and related production facilities.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $15,611,417 compared to $19,974,328 cash provided by financing activities for the same period in the prior year. This increase is the result of additional debt issued, net of debt repayments and debt converted to equity during the period. Additionally, the increase in cash provided by issuance of new debt was partially offset by the use of $902,010 for the repurchase of shares of our common stock into treasury.

Commitments and Contingencies

Hedge Agreement

On February 19, 2008, we announced 2008 risk management activities with respect to the entry into hedge contracts with MF Global Ltd. Hedged production benchmark volumes were initially set at 16,000 barrels of oil per month, current net production. The underlying risk management agreement, which has an initial term ending December 31, 2008, was intended to deliver predictable cash flow for 2008, by using hedge transaction contacts with a “collar” floor price of $85 per barrel and a ceiling of $100 per barrel. On April 30, 2008, the parties agreed in principle to amend the risk management agreement to extend the term for an additional year and reduce the benchmark volumes by half to 8,000 barrels per month (approximately 263 barrels of oil per day) and to raise the collar ceiling to $109.75 per barrel for the calendar year 2009. As a result of the collar ceiling, we did not benefit from the price of oil exceeding $100.00 per barrel, since we are obligated to pay a call on the hedge contracts representing the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

On or about June 27, 2008, MF Global Ltd. orally agreed with us to terminate the financial effect of the hedge agreement by entering into offsetting hedge positions with respect to future trades pursuant to the hedge agreement, conditioned upon our settling all positions resulting from the differential between the average monthly price per barrel of oil in excess of the collar ceiling, based upon the stated benchmark production of 8,000 barrels per month.

Capital Commitment

On February 15, 2008, we entered into an amendment to a gas contract that we had previously entered into with DCP Midstream in October 2007, for the gathering, processing and marketing of our Bastrop Field natural gas volumes. The contract allows us to sell our natural gas in Bastrop County, Texas at a premium to NYMEX natural gas prices due to the high propane, ethane, butane and methane content of the natural gas. We began transporting this gas production on August 15, 2008, and will sell initial natural gas volumes of 150 to 200 thousand cubic feet per day (Mcf/d). As part of the contract terms, we were responsible for $186,000 of capital investment in the project, which we have fulfilled and for which we will receive a repayment of $0.25/Mcf over time if 220,000 MMcf of gas is produced within two years of first sales. There are no minimum volume commitments and, as gas volumes increase, the infrastructure will be improved to meet the field's throughput requirements.

Amended Credit Facility

We have a $32.5 million senior credit facility with Longview and Marquis. As of September 30, 2008, $34.3 million was outstanding, which included $1.9 million for interest accrued on the facility added to the principal of the underlying notes during the second and third quarters of 2008, in accordance with provisions of the borrowing agreement that permitted the capitalization of interest through December 31, 2008. Borrowings under the facility accrue interest at a rate equal to prime plus 4%, which was equal to 12.5% at June 30, 2008. The principal amount of the senior secured notes issued under the facility was increased during the three months ended September 30, 2008 by $1,000,000 for additional amounts borrowed during the period. On July 1, 2008, subsequent to entering into a June 2008 Amendment, we issued to Longview an additional senior secured note in the original principal amount of $1 million pursuant to the credit facility, bringing the aggregate amount of senior secured notes outstanding, before accrued interest added to the notes, to approximately $32.4 million of the $32.5 million available.

We originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15 million that was increased to $30 million in September 2007. In connection with the increase in borrowing limit, we agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of our properties, and we granted security and pledge agreements that provided Longview with first priority security interests in substantially all of our assets.

In April 2008, we amended and restated the credit facility with Longview and Marquis in its entirety. By further amendment in April 2008, we agreed to grant to Longview and Marquis certain mortgages in our oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of our current and future interests in the real property then owned by us.

On June 30, 2008, we, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which we receive an aggregate of at least $15 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of our debt and/or equity securities, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of our oil and gas assets.

Marquis Senior Secured Note

On September 19, 2008, we entered into a Securities Purchase Agreement with Marquis, pursuant to which on such date, among other things, we issued and sold to Marquis a Senior Secured Note in an original principal amount of $7,000,000, for gross proceeds of $6,750,000, prior to our payment of expenses incurred by the parties in connection with the transactions under the Securities Purchase Agreement. The Senior Secured Note carries an interest rate of 12.5% per annum payable quarterly in cash and matures in September of 2009. Upon our prepayment of all or any portion of the Senior Secured Note or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by us on such date of prepayment or maturity, into shares of our common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

The Senior Secured Note is secured by a general security interest in all tangible and intangible current and future assets owned or acquired by us and our subsidiaries (including mortgages on our and our subsidiaries’ real property interests), which have guaranteed our obligations under the Senior Secured Note and other transaction documents. Marquis’ secured position in this transaction is senior to the rights of all other secured parties, including the rights of Longview under that certain securities purchase agreement, as amended (the “April 2008 Purchase Agreement”) dated as of April 1, 2008, among Marquis, Longview and us, pursuant to which we issued and sold secured notes in the aggregate principal amount of approximately $34,284,098 (the “Existing Notes”), except for the previously secured rights of Marquis, which will continue to rank pari passu with the rights granted to Marquis under the Senior Secured Note. In conjunction with the transactions described in the Securities Purchase Agreement, we entered into a September 2008 Waiver and Amendment with Marquis and Longview, pursuant to which the parties amended and waived certain provisions and covenants, including a financial covenant, contained in the Existing Notes issued to Longview and the April 2008 Purchase Agreement that conflicted with the terms and conditions of the Securities Purchase Agreement and the transactions contemplated thereby.

Under the Securities Purchase Agreement and Senior Secured Notes we will be subject to certain covenants, including restrictions on incurring additional indebtedness, issuing equity securities, granting or incurring liens, transacting with affiliates, and entering into mergers, consolidations and sales of assets.  The Securities Purchase Agreement also requires that we comply with a financial covenant to maintain an average minimum daily production level. A breach of these covenants would give the holder of the Senior Secured Note the right to require immediate repayment of the entire principal amount of, and interest on, the Senior Secured Note prior to the scheduled maturity date of the Senior Secured Note.

Additionally, under the terms of the Securities Purchase Agreement, we retired certain existing demand notes held by Marquis, which demand notes had an aggregate principal balance due of $637,614.51 plus accrued interest, in exchange for 403,499 shares of our common stock. In addition, we conveyed to Marquis a 1.0% perpetual overriding royalty interest in the oil and gas production of all of our current and future interests in the real property then owned by us. Pursuant to the terms of the overriding royalty conveyance, we have the conditional option, beginning on September 19, 2009 and terminating on September 19, 2010, to repurchase the overriding royalty interests conveyed in exchange for a number of our shares of common stock equal to the adjusted fair market value of the conveyed overriding royalty interests, based upon an independent appraisal at the time the election is made by us, divided by a 20-day average trading price of our common stock at the time of repurchase, and subject to certain conditions, including without limitation, that (i) our average prior 20-day trading volume is at least 125,000 shares, (ii) the prior 20-day average price per share of our common stock is at least $3.00 per share, and (iii) the shares to be exchanged are registered for public resale pursuant to an effective registration statement.

Lawsuit Settlement re: Merger Agreement (Leexus Properties)

On May 15, 2008, we settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for us to pay $4 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue 2,000,000 shares of our common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement provided for our payment on the settlement date of $2 million and future payments totaling $2 million, payable in four future installments, and which will extinguish all of our past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of our common stock previously issued to the Jaehnes, of which 900,000 shares were previously returned in May 2008. The return of the remaining 433,333 shares is based upon and contingent upon our payment of the future settlement agreement amounts. As a result of this settlement, we have no lawsuits or claims pending with regard to the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between us and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. In addition to resolving claims arising under the Merger Agreement, the settlement agreement fully and finally resolved all disputes between us and Leexus Oil & Gas, LLP arising outside the scope of the Merger Agreement. Neither the lawsuit nor the settlement agreement involved the consideration under the Merger Agreement allocated to William Zeltwanger, the third selling shareholder, which remains payable under the applicable terms and conditions of the Merger Agreement. Neither we nor Mr. Zeltwanger, who was our vice president, asserted any claims against each other in the lawsuits, and Mr. Zeltwanger owns 666,666 of our shares issued to him under the Merger Agreement.

Future Development

We have made no material commitments for future projects. Each drilling and/or rework project is funded on a standalone basis, and, although we are in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until we have received the funds from our working interest partners and the funds for its portion of the working interest are committed. The leases that we hold are either in their primary term, as may be extended or renewed by the payment of certain extension or renewal payments, or are "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. We strive to accomplish the drilling or rework planned for each property within the year first leased. If that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of our business planning at that time.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

In December 2007, FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for non controlling interests in subsidiaries and to make certain consolidation procedures consistent with the requirements of SFAS No. 141R. It defines a non controlling interest in a Subsidiary as an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to the parent and the non-controlling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary which does not result in deconsolidation. SFAS No. 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non controlling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively, with the exception of the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not believe that the adoption of SFAS No. 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, SFAS No. 141R, “Business Combinations”, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a significant effect our financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. We have not completed its evaluation of the impact of SFAS No. 161 on our financial reporting.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Comformity with Generally Accepted Accounting Principles." We have not completed our evaluation of the effects, if any, that SFAS No. 162 may have on its consolidated financial position, results of operations and cash flows.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, management concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2008, that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 15, 2008, we settled a lawsuit and counter-lawsuit with Leexus Oil & Gas, LLP and Mark Jaehne and Bennie Jaehne, two of the selling shareholders of Leexus, regarding disputes arising under a Agreement and Plan of Merger dated April 20, 2007. The Merger Agreement called for our payment of $4 million over time based upon a percentage of the production of certain oil and gas interests acquired by us under the Merger Agreement, plus the issuance of 1,333,333 shares of our common stock to the Jaehnes at closing. For additional detail regarding this settlement, see “Part I—Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lawsuit Settlement re: Merger Agreement (Leexus Properties)”.

With the settlement disclosed above, we have no lawsuits or claims pending by or against us that require disclosure. In addition, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.

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

None of our officers or directors, or to our knowledge, any of our control persons, has:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2008, we retired certain existing demand notes held by Marquis, which demand notes had an aggregate principal balance due of $637,615 plus accrued interest, in exchange for 403,499 shares of our common stock, in a transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

On July 8, 2008, we issued the aggregate of 516,528 shares of common stock to two of our executive officers pursuant to employment agreements and our Equity Incentive Compensation Plan (the “Plan”), in a transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933. Both of there employment agreements, plus an employment agreement to a third executive officer and the Plan were approved by our stockholders at a Special Meeting of Stockholders held on September 19, 2008, resulting in the issuance of an additional 258,264 shares of our common stock to the third executive officer.

In the period ending September 30, 2008, we issued 37,000 shares of our common stock to two non-affiliated individual for services rendered to us under consulting agreements, in a transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 19, 2008, we held a Special Meeting of Stockholders to approve an Equity Incentive Compensation Plan to, among other things, preserve our ability to utilize corporate income tax deductions that may otherwise be disallowed pursuant to Internal Revenue Code Section 162(m); and to approve and ratify employment agreements for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, and the grants of equity awards to each respective officer. Votes of stockholders, present or voting by proxy, representing sixty one (61%) percent of our issued and outstanding shares of common stock were cast in favor of the approval of Equity Incentive Compensation Plan. Votes of stockholders representing ninety nine (99%) percent of the holders of our shares of common stock present or voting by proxy stock were cast in favor of the approval and ratification of employment agreements for our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, and the grants of equity awards to each respective officer.

Item 5. Other Information.

Nominating Committee Procedures

We have not implemented any material change to the procedures by which stockholders may recommend nominees to our Board of Directors for evaluation, as set forth in the Charter of our Nominating Committee, filed with the SEC as an exhibit to our Form 8-K on August 28, 2007.

Item 6. Exhibits.

10.1
Securities Purchase Agreement, dated April 1, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed with the Commission on April 15, 2008)

10.2
Amendment to Senior Notes and Purchase Agreement, dated June 30, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Commission on July 2, 2008)

10.3
Securities Purchase Agreement between South Texas Oil Company and Longview Marquis Master Fund, L.P, dated as of September 19, 2008(incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Commission on September 24, 2008).

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

SOUTH TEXAS OIL COMPANY

Date: November 19, 2008	By:	/s/ Michael J. Pawelek
Michael J. Pawelek
President and Chief Executive Officer (duly authorized officer)

Exhibit Index		Exhibit Page

10.1	Securities Purchase Agreement, dated April 1, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed with the Commission on April 15, 2008)	-

10.2	Amendment to Senior Notes and Purchase Agreement, dated June 30, 2008, among the Registrant, The Longview Fund, L.P. and Longview Marquis Master Fund, L.P. (incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Commission on July 2, 2008)	-

10.3	Securities Purchase Agreement between South Texas Oil Company and Longview Marquis Master Fund, L.P, dated as of September 19, 2008(incorporated by reference to Exhibit 99.1 of Form 8-K filed with the Commission on September 24, 2008).	-

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4