Form 10-K
period 2008-12-31
SOUTH TEXAS OIL CO
filed 2009-03-30
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33777

South Texas Oil Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2949620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 East Sonterra Boulevard, Suite 1220
San Antonio, Texas 78258
(Address of principal executive offices, including zip code)
(210) 545-5994
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock of $3.69 per share as reported on the NASDAQ Global Stock Market on June 30, 2008 was $33,505,886.

As of March 17, 2009, there were outstanding 16,788,862 shares of common stock.

Documents Incorporated by Reference

Information required by Part III will either be included in the registrant’s definitive proxy statement filed with the Securities and Exchange Commission or filed as an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

TABLE OF CONTENTS

GLOSSARY OF TERMS

As commonly used in the oil and natural gas industry and as used in this Annual Report on Form 10-K, the following terms and abbreviations have the following meanings:

2-D seismic or 2-D data.  Seismic data that is acquired and processed to yield a two-dimensional cross section of the subsurface.

3-D seismic or 3-D data.  The method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid.  3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

Annulus.  The space around a pipe in a wellbore.

Anomaly.  An entity or property that differs from what is typical or expected, or which differs from that predicted by a theoretical model.  It may be the measurement of the difference between an observed or measured value and the expected values of a physical property.

Bbl. One stock tank barrel or 42 United States gallons liquid volume.

Bcf. One billion cubic feet

Bcfe. One billion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

Boe.  Barrel of oil equivalent.  Boe is calculated by converting 6 Mcf of natural gas to 1 Bbl of oil.

Boe/d.  Boe per day.

Bopd.  Barrels of oil per day.

Behind pipe reserves.  Behind-pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

Bore hole.  The wellbore itself, including the openhole or uncased portion of the well.  Bore hole may refer to the inside diameter of the wellbore wall, the rock face that bounds the drilled hole.

Btu.  One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Butane.  A gaseous hydrocarbon of the paraffin series.

CO2 or carbon dioxide.  A gas that can be found in naturally occurring reservoirs, typically associated with ancient volcanoes, and also is a major byproduct from manufacturing and power production, also utilized in enhanced oil recovery through injection into an oil reservoir.

Commercial well; commercially productive well.  An oil and natural gas well which produces oil and natural gas in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Completion.  The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Compression.  A force that tends to shorten or squeeze, decreasing volume or increasing pressure.

Condensate.  Hydrocarbons associated with natural gas which are liquid under surface conditions but gaseous in a reservoir before extraction.

i

Darcy.  A unit of permeability, equivalent to the passage of 1 cubic centimeter of fluid of 1 centipoise viscosity flowing in 1 second under a pressure of 1 atmosphere through a porous medium having a cross-sectional area of 1 square centimeter and a length of 1 centimeter.

Delay rental.  A payment made to the lessor under a non-producing oil and natural gas lease at the end of each year to continue the lease in force for another year during its primary term.

Depletion.  The reduction in petroleum reserves due to production.

Development activities.  Activities following exploration including the installation of facilities and the drilling and completion of wells for production purposes.

Developed Acreage.  The number of acres which are allocated or assignable to producing wells or wells capable of production.

Developed acres.  Acres spaced or assigned to productive wells.

Development costs.  All costs incurred in bringing a field to commercial production.

Development well.  A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Division order.  A contract setting forth the interest of each owner of a natural gas or oil property, which serves as the basis on which the purchasing company pays each owner’s respective share of the proceeds from the natural gas or oil purchased.

Down-hole equipment.  Equipment physically located in a wellbore.

Down-hole lift methods.  Use of different equipment to aid in the production of a well whose own reservoir energy is not sufficient to economically produce the well.

Downspacing wells.  Additional wells drilled between known producing wells to better exploit the reservoir.

Dry hole or dry well.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

EOR.  Enhanced oil recovery projects involve injection of heat, miscible or immiscible gas, or chemicals into oil reservoirs, typically following full primary or secondary water flood recovery efforts, in order to gain incremental recovery of oil from the reservoir.

Ethane.  A colorless, gaseous compound of the paraffin series contained in the gases given off by petroleum and in illuminating gas.

Exploitation.  The continuing development of a known producing formation in a previously discovered field.  To maximize the ultimate recovery of oil or natural gas from the field by development wells, secondary recovery equipment or other suitable processes and technology.

Exploration.  The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well.

Exploratory well.  A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Extensions and discoveries. As to any period, the increases to proved reserves from all sources other than the acquisition of proved properties or revisions of previous estimates

Farmin.  An agreement which allows a party to earn a full or partial working interest (also known as an “earned working interest”) in an oil and natural gas lease in return for providing exploration funds.

Farmout.  Sale or transfer of all or part of the operating rights from the working interest owner (the assignor or farmout party), to an assignee (the farmin party) who assumes all or some of the burden of development, in return for an interest in the property.  The assignor may retain an overriding royalty or any other type of interest.  For Federal tax purposes, a farmout may be structured as a sale or lease, depending on the specific rights and carved out interests retained by the assignor.

Federal unit.  Acreage under Federal oil and natural gas leases subject to an agreement or plan among owners of the leasehold interests, which satisfies certain minimum arrangements and has been approved by an authorized representative of the U.S. Secretary of the Interior, to consolidate under a cooperative unit plan or agreement for the development of such acreage comprising a common oil and natural gas pool, field or like area, without regard to separate leasehold ownership of each participant and providing for the sharing of costs and benefits on a basis as defined in such agreement or plan under the supervision of a designated operator.

Fee land.  The most extensive interest that can be owned in land, including surface and mineral, including oil and natural gas, rights.

Field.  An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Finding costs.  The ratio of capital costs necessary to establish production, divided by the reserves discovered usually reported in $/boe or $/mcfe.

Flow lines.  The pipe through which oil or natural gas travels from well processing equipment to storage or sales.

Formation or interval.  The fundamental unit of lithostratigraphy.  A body of rock that is sufficiently distinctive and continuous that it can be mapped.  In stratigraphy, a formation is a body of strata of predominately one type of combination of types.  A group of rocks of the same age extending over a substantial area of a basin.

Frac or fracture.  High pressure or explosive methods of breaking rock formations to facilitate production of oil or natural gas.

Gas or natural gas.  A highly compressible, highly expansible mixture of hydrocarbons with a low specific gravity and occurring naturally in a gaseous form but which may contain liquids.

Gas lift.  The process of raising or lifting fluid from a well by injecting gas down the well through tubing or through the tubing casing annulus.  Injected gas aerates the fluid resulting in less pressure that the formation, the resulting higher formation pressure forces the fluid out of the wellbore.  Gas may be injected continuously or intermittently, depending on the producing characteristics of the well and the arrangement of the gas-lift equipment.

Gathering system.  The flowline network and process facilities that transport and control the flow of oil and natural gas from the wells to a main storage facility, processing plant or shipping point.  A gathering system includes pumps, headers, separators, emulsion treaters, tanks, regulators, compressors, dehydrators, values and associated equipment.

Geophysical work.  The use of seismic surveys and the interpretation of these surveys to better estimate the subsurface environment.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which a working interest is owned.

Held by production or HBP.  A provision in an oil, gas and mineral lease that perpetuates a company’s right to operate a property or concession as long as the property or concession produced a minimum paying quantity of oil or natural gas.

Horizontal drilling.  Involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir.

Horizontal wells.  Wells which are drilled at angles greater than 70 degrees from vertical.

Hydraulic fracturing.  Involves pumping a fluid with or without particulates into a formation t high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil and natural gas.

Hydrocarbons.  Oil, natural gas, condensate and other petroleum products.

Hydrostatic pressure.  The force exerted by a body of fluid at rest.  It increases directly with the density and the depth of the fluid and is expressed in many different units, including pounds per square inch or kilopascals.

Injection well.  A well in which fluids are injected rather than produced, the primary objective typically being to maintain reservoir pressure.  Two common types of injection are gas and water.  Separated gas from production wells or possibly imported gas or carbon dioxide may be injected into the upper gas section of the reservoir.  Water-injection wells are common, where filtered and treated water is injected to increase production of the reservoir.

Infill drilling.  Drilling of a well between known producing wells to better exploit the reservoir.

Initial production rate.  Generally, the maximum 24 hour production volume from a well.

LOE.  Lease operating expense(s), a current period expense incurred to operate a well.

Landowner royalty.  That interest retained by the holder of a mineral interest upon the execution of an oil and natural gas lease which typically ranges from 1/8 to ¼ of all gross revenues from oil and natural gas production, depending upon the area of the lease, unencumbered with any expenses of operation, development, or maintenance.

Leases.  Means full or partial interests in oil and natural gas properties authorizing the owner of the lease to drill for, purchase and sell oil and natural gas in exchange for any or all rental, bonus and royalty payments.  Leases are generally acquired from private landowners (fee leases) and from federal and state governments on acreage held by them.

Lithostratigrathy.  The study and correlation of strata to elucidate earth history on the basis of its lithology, or the nature of the well log response, mineral content, grain, size, texture and color of rocks.

Low pressure gathering system.  Small diameter pipelines interconnected in order to combine natural gas from producing wells which generally have pressures from 0 to 500 psa.

MBbl.  One thousand barrels of oil or other liquid hydrocarbons.

MBbl/d. MBbl per day.

MBoe.  One thousand barrels of oil equivalent

MBoe/d.  MBoe per day.

MMBoe.  One million barrels of oil equivalent.

Mcf.  One thousand cubic feet.

Mcfe.  One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

MMBbl.  One million barrels of oil or other liquid hydrocarbons.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet.

MMcf/d. MMcf per day.

MMcfe.  One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

MMcfe/d. MMcfe per day.

Millidarcy or md.  A unit of fluid permeability equal to one-thousandth of a darcy.

Methane.  Means a colorless, odorless, flammable gas, CH4, the first member of the methane series.

Multiple stacked reservoirs.  Productive formation at different depths in a well or a field.  As used in explanation, may be referred to as “multiple stacked objectives.”  Can occur over a few feet or hundreds of feet in thickness.

NGLs.  Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

NYMEX.  New York Mercantile Exchange.

Net acres or net wells.  The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

Net revenue interest.  A share of production after all burdens, such as royalty and overriding royalty, have been deducted from the working interest.  It is the percentage of production that each party actually receives.

Nonconventional gas. Non-conventional gas is a natural gas found in unusual underground situations such as very impermeable reservoirs, hydrates, and coal deposits.

Nonproducing reserves. Reserves subcategorized as non-producing include shut-in and behind-pipe reserves. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate, but which have not started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

Oil.  Crude oil or condensate.

Operator.  An oil and natural gas venture participant that manages the joint venture, pays venture costs and bills the venture’s non-operators for their share of venture costs.  The operator is also responsible to market all oil and natural gas production, except for those non-operators who take their participation in-kind.

Overriding royalty.  A royalty interest that is created out of the operating or working interest.  Unlike a royalty interest, an overriding royalty interest terminates with the operating interest from which it was created or carved out of.  See “royalty interest”.

Over-pressurized.  Subsurface pressure that is abnormally high, exceeding hydrostatic pressure at a given depth.

Paid-up lease.  A lease for which the aggregate lease payments are paid in full on or prior to the commencement of the lease term.

Payout.  The point in time when the cumulative total of gross income from the production of oil and natural gas from a given well, and any proceeds from the sale of such well, equals the cumulative total costs and expenses of acquiring, drilling, completing, and operating such well, including tangible and intangible drilling and completion costs.

P-waves.  An elastic body wave or sound wave in which particles oscillate in the direction the wave propagates.

Perforate.  To pierce the casing wall and cement of a wellbore to provide holes through which formation fluids may enter or to provide holes in the casing so that materials may be introduced into the annulus between the casing and the wall of the borehole.

Permeability.  The measure of ease with which petroleum can move through a reservoir.

v

Play.  A term applied to a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential oil and natural gas reserves.

Porosity.  The relative volume of the pore space (or open area) compared to the total bulk volume of the reservoir.

Present value of estimated future net revenues or PV-10 value.  When used with respect to oil and natural gas reserves, the estimated future gross revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using the prices provided in this report and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expense, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10% and assuming continuation of existing economic conditions, and is not necessarily the same as market value.

Primary recovery.  The first stage of oil production in which natural reservoir drives are used to recover oil, although some form of artificial lift may be required to exploit declining reservoir drives.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

Propane.  A gaseous hydrocarbon of the paraffin series.

Prospect.  Potential hydrocarbon trap which has been confirmed by geological and geophysical studies to the degree that drilling of an exploration well is warranted.

Proved developed nonproducing reserves or PDNPs. Proved reserves that have been developed and no material amount of capital expenditures are required to bring on production, but production has not yet been initiated due to timing, markets, or lack of third party completed connection to a natural gas sales pipeline.

Proved developed reserves or PDPs.  Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved reserves.  Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Proved undeveloped drilling location.  A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.  Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

PSI.  Pounds per square inch, a measure of pressure.  Pressure is typically measured as “psig”, or the pressure in excess of standard atmospheric pressure.

Recompletion.  The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

Reprocessing.  Refers to taking older seismic data and performing new mathematical techniques to refine subsurface images or to provide additional ways of interpreting the subsurface environment.

Reserve life.  A ratio determined by dividing our estimated existing reserves determined as of the stated measurement date by production from such reserves for the prior twelve month period.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of economically productive oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Rod pump.  Used in connection with a pumping unit in order to aid in the production of a well.  The rod pump moves up and down with the pumping unit and helps lift fluids from the wellbore.

Royalty.  The share paid to the owner of mineral rights, expressed as a percentage of gross income from oil and natural gas produced and sold unemumbered by expenses relating to the drilling, completing and operating of the affected well.

Royalty interest.  An interest that entitles the owner of such interest to a share of the mineral production from a property or to a share of the proceeds there from.  It does not contain the rights and obligations of operating the property and normally does not bear any of the costs of exploration, development and operation of the property.

S-wave.  An elastic body wave in which particles oscillate perpendicular to the direction in which the wave propagates.

Salt water disposal wells.  A well used for the purpose of injecting produced water back into the ground.

Sand.  An abrasive material composed of small quartz grains formed from the disintegration of pre-existing rocks.

Secondary recovery.  The use of water-flooding or gas injection to maintain formation pressure during primary production and to reduce the rate of decline of the original reservoir drive.  Water flooding of a depleted reservoir.  The first improved recovery method of any type applied to a reservoir to produce oil not recoverable by primary recovery methods.

Shale.  Fine-grained sedimentary rock composed mostly of consolidated clay or mud.  Shale is the most frequently occurring sedimentary rock.

Shut-in well.  A well that is not on production, but has not yet been plugged and abandoned.  Wells may be shut-in in anticipation of future utility as a producing well, plugging and abandonment or other use.

Side track drilling.  An operation where a new well bore is drilled from an existing well bore.

Slick water fracture stimulation.  The use of water to treat the well in order to improve rate and reserves.  Fluids are pumped into the wellbore at high pressure and rate causing a fracture to open in the rock and extending away from the wellbore.

Spud.  The initial penetration of the ground or seafloor when drilling a well; the start of the drilling operation.

Standardized measure of discounted future net cash flows or the Standardized Measure.  The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the Securities and Exchange Commission (using prices and costs in effect as of the date of estimation) without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses or depreciation, depletion and amortization; discounted using an annual discount rate of 10%.

Stock tank barrel.  42 U.S. gallons liquid volume.

Stratigraphic.  Refers to a zone or strata and is typically used in terms of how the hydrocarbon is trapped in the reservoir.  A stratigraphic trap is where the rock type changes due to some geological event, such as thinning of the zone, and allows for the hydrocarbons to remain in place.

Stratigraphy.  The study of the history, composition, relative ages and distribution of strata, and the interpretation of strata to elucidate earth history.

Successful well.  A well capable of producing oil and/or natural gas in commercial quantities.

Test well.  An exploration well.

Tcf.  One trillion cubic feet of natural gas

Tcfe.  One trillion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

Trap.  Geological structure in which hydrocarbons aggregate to form an oil or natural gas field.

Tubing.  A relatively small-diameter pipe that is run into a well bore to serve as a conduit for the passage of oil and natural gas to the surface.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unproved resources.  Resources that are considered less certain to be recovered than proved reserves.  Unproved resources may be further sub-classified to denote progressively increasing uncertainty of recoverability.

Waterflood.  A method of secondary recovery in which water is injected into the reservoir formation to displace residual oil.  The water from injection wells physically sweeps the displaced oil to adjacent production wells.  Potential problems associated with waterflood techniques include inefficient recovery due to variable permeability, or similar conditions affecting fluid transport within the reservoir, and early water breakthrough that may cause production and surface processing problems.

Wellbore.  A borehole or the hole drilled by a drilling bit.  A wellbore may have casing in it or it may be open (uncased) or part of it may be open.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover.  Maintenance on a producing well to restore or increase production.

PART I

ITEM 1.        BUSINESS

This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing.  These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors.  As a consequence, actual results may differ materially from those expressed in the forward-looking statements.  For more information see “Forward-Looking Statements” included at the end of this Item 1. “Business” and see also Item 1A. “Risk Factors.”

References

When referring to South Texas Oil Company (“South Texas,” the “Company,” “we,” “us,” and “our”), the intent is to refer to South Texas and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.

Organization

South Texas Oil Company was incorporated under the laws of the State of Nevada on July 31, 2001 as Nutek Oil, Inc., a wholly owned subsidiary of Nutek, Inc., a Texas corporation (“Nutek”). Our Articles of Incorporation presently authorize 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. On August 1, 2001 and January 8, 2004, Nutek made distributions of the Company’s common stock to its stockholders pursuant to a planned “spin-off” that resulted in all of the outstanding shares of the Company’s common stock being held by the stockholders of Nutek. On April 1, 2005, we changed our name from Nutek Oil, Inc. to South Texas Oil Company.  Our business activities are primarily conducted through our wholly owned subsidiaries, Southern Texas Oil Company, STO Drilling Company, STO Operating Company, and STO Properties LLC, a wholly owned subsidiary of STO Operating Company. We operate in one reportable segment engaged in the exploration, development and production of oil and natural gas properties.

Overview

South Texas Oil Company is an independent oil and natural gas company engaged in the acquisition, production, exploration and development of oil and natural gas. Our management team has extensive technical and operating expertise in all areas of our geographic focus, which are primarily located in Texas, Louisiana, Colorado and the Gulf Coast. Our producing properties are located in highly prolific fields with long histories of oil and natural gas operations.

At December 31, 2008, our estimated total proved oil and natural gas reserves, as prepared by Forrest A. Garb & Associates Inc., our independent reserve engineering firm, were approximately 5.1 million barrels of oil equivalent (MMBoe), consisting of 3.1 million barrels of oil (MMBbl), and 12.1 billion cubic feet (Bcf) of natural gas. Approximately 12% of our proved reserves were classified as proved developed and 88% as proved undeveloped. We have operational control of approximately 96% of our proved reserves. The PV-10 value of our total proved reserves was approximately $70.3 million based on benchmark commodity prices as of December 31, 2008, which were $44.60 per barrel of oil and $5.71 per MMBtu of natural gas. For the year ended December 31, 2008, we produced 102.7 thousand barrels of oil equivalent (MBoe).

Our principal offices are located at 300 East Sonterra Boulevard, Suite 1220, San Antonio, Texas 78258, telephone number (210) 545-5994, fax number (210) 545-3317, and our website can be found at www.southtexasoil.com.  Unless specifically incorporated by reference in this document, information that you may find on our website, or any other website, is not part of this document. Our stock is traded on the NASDAQ Global Market under the ticker symbol “STXX.”

Business Strategy

Our primary goal is to enhance stockholder value by increasing our cash flow, net asset value, and reserves per share through acquisitions, production, exploration, development and divestitures of oil and natural gas properties. Our strategy is to identify prospects internally, acquire lands encompassing those prospects and evaluate those prospects using subsurface geology, geophysical data, development and exploratory drilling. Using this strategy, we have developed an oil and natural gas portfolio of proved reserves, as well as development and exploratory drilling opportunities on high-potential conventional and non-conventional oil and natural gas prospects. We seek to be the named operator of our properties so that we can control the drilling programs to not only replace production, but add value through the growth of reserves and future operational synergies.  Our strategy includes balancing risks by allocating capital expenditures between lower-risk development and exploitation activities and exploring higher-risk, higher-potential drilling prospects.

As of December 31, 2008, we controlled approximately 46,502 gross (27,532 net) acres and operated approximately 124 producing well bores located throughout 14 counties in Texas, Louisiana, Colorado and the Gulf Coast.  The acreage that we operate and control includes Atascosa, Bastrop, Brazos, Burleson, Calhoun, Fayette, Frio, Gonzales, Lee, and Matagorda Counties in Texas, Assumption, Lafourche and Terrebonne Parishes in Louisiana, and Logan County, Colorado. As of December 31, 2008, our daily net production was approximately 250 barrels of oil equivalent (Boe), of which approximately 70% is oil.

Our development program is focused on lower risk, repeatable drilling opportunities to maintain or grow cash flow.  We have conducted a geological, geophysical and engineering analysis on our existing assets and have identified 27 horizontal wells to drill from existing wellbores or offset locations that we have leased. Horizontal well drilling provides increased exposure to the formation in order to increase the flow rate and to recover additional oil and natural gas reserves not recoverable from the existing vertical wellbores.  For 2009, we estimate our total drilling and development capital expenditures will be approximately $10.0 million.  Our capital expenditure budget is under continuous review and is subject to on-going adjustment.

Key elements of our business strategy include the following:

•
Focus on Our Existing Assets.  We intend to focus a significant portion of our growth efforts in our existing areas in Texas, Louisiana, Colorado and the Gulf Coast. We control approximately 46,502 gross (27,532 net) acres, which are largely characterized by long lived reserves and production histories in multiple oil and natural gas formations.  We believe our focus on and experience in the areas we operate may expose us to acquisition opportunities which may not be available to the entire industry.

•
Develop and Exploit Existing Oil and Natural Gas Properties.  As of December 31, 2008, we had identified 27 horizontal wells to drill from existing wellbores or offset locations that we have leased. Horizontal well drilling provides more access to the formation in order to increase the flow rate and to recover additional oil and natural gas reserves not recoverable from the existing vertical wellbores. The 27 identified wells are located in the Giddings Field in south central Texas and within the Austin Chalk trend. Our primary target formations within this trend are the Austin Chalk, Buda, Georgetown, Eagleford and Wilcox. The Austin Chalk trend covering our acreage ranges from approximately 150 feet to 750 feet in thickness and is subdivided into upper, middle and lower zones, with a vertical depth ranging between 6,000 feet and 12,000 feet.  Our development program within the Giddings Field is focused on lower risk, repeatable drilling opportunities to grow cash flow and proved reserves.  Additionally, as of December 31, 2008, we drilled, cased and cemented two directional wells in Matagorda Bay which are currently undergoing completion procedures. Those two wells were drilled with a barge rig in shallow Texas state waters in Calhoun County with target formations in the Frio sands ranging from 8,500 feet to 12,500 feet.  Total measured depth (TMD) for well #127-1 reached 12,464 feet in August 2008 and for well #150-1ST1 reached 10,260 feet in November 2008.

•
Complete Selective Acquisitions, Joint Ventures and Divestitures. We seek to acquire and/or enter into joint ventures for producing oil and natural gas properties, primarily in our core areas. We evaluate acquisitions and joint ventures based on criteria designed to increase cash flow, reserves, and production on an accretive basis. In December 2008, we announced a joint venture project agreement with Blue Moon Exploration, a privately held Houston-based geological and geophysical prospect generation firm.  Blue Moon Exploration’s prospects complement our existing core areas of focus while providing extensive access to geological, geophysical and seismic data. As part of this strategy, we may engage in strategic divestitures of non-core assets to redeploy capital into projects to develop both lower-risk and higher-return projects. We recently entered into an agreement to divest two non-core assets, which included our DJ Basin property located in Logan County, Colorado and our Unit U34 drilling rig, divestiture is expected to close in the second quarter of 2009.  See “—Recent Developments—$26.1 Million Debt Restructuring and Non-Core Asset Divestitures”.

We believe that the following strengths complement our business strategy:

•
High Quality Asset Base. We own, and plan to maintain, a geographically focused reserve base. Our principal operations are in the Giddings Field of south central Texas, Louisiana and the shallow Texas state waters of the Gulf Coast.  Our properties are generally characterized by a high oil concentration, with long reserve lives, and a multi-year inventory of development drilling and exploitation projects. These resource plays present significant opportunities to grow our reserves with low finding and development costs.  Since a majority of our acreage in these areas is held by production (HBP), we are not required to commit capital over a short period of time to avoid lease expirations.

•
Operational Control. We seek to be the operator of our properties so that we can control the timing and extent of our capital expenditures and the drilling programs that not only replace production, but also add value through the growth of cash flow, reserves and future operational synergies. As of December 31, 2008, we maintained operational control of approximately 96% of our proved reserves. Our high degree of operating control allows us to control capital allocation and expenses and the timing of additional development and exploitation of our producing properties.

•
Experienced Management Team with Significant Technical Expertise.  Our management team has extensive technical and operating expertise in all areas of our geographic focus.  We believe that the knowledge, experience and expertise of our staff will continue to support our efforts to enhance stockholder value.  Since our new management team was installed in June 2008, we have implemented a disciplined top-to-bottom analysis of the Company and a comprehensive evaluation of our asset base and core operating areas, resulting in the achievement of substantial growth in proved reserves and other operational and financial efficiencies. We have increased our proved reserves from approximately 0.581 MMBoe in 2007 to approximately 5.1 MMBoe at December 31, 2008, a 778% increase.

•
Insider Ownership. As of March 5, 2009, our management team and directors beneficially owned approximately 14% of our outstanding shares of common stock, which aligns management’s objectives with our stockholders.

Capital Expenditures

Our efforts in 2008 were mainly focused on evaluating our existing assets to determine the best areas and techniques for development. This evaluation included a comprehensive and meticulous review of our asset base and core operating areas, our geological and geophysical data, reserves data and extensive land and title review and evaluation, which resulted in part to the increase in proved reserves reported. For 2009, our estimated capital expenditure budget is $10.0 million, and we intend to focus our drilling program primarily on the Austin Chalk, Buda, Georgetown, Eagleford and Wilcox formations in the Giddings Field where we currently have an inventory of 27 horizontal wells to drill with laterals that range from 500 feet to 5,000 feet. The capital expenditure budget includes an estimated $5.5 million for the Giddings Field horizontal wells, $4.0 million for the Blue Moon Exploration joint venture project focused in Texas and Louisiana, and $0.5 million for Matagorda Bay completion activities. Our 2009 capital expenditure budget presently excludes acquisitions, but may include installation of gathering system infrastructure and pipeline hookups and the acquisition of geophysical operations, including seismic data.

Due to current capital and credit market conditions in which numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and around the world, we cannot be certain that funding will be available to us in required amounts or on acceptable terms. To the extent we access credit or capital markets in the near term, our ability to obtain terms and pricing similar to its existing terms and pricing may be limited. Our current cash balances and cash flow from operations will not provide adequate working capital to fully fund our 2009 capital expenditure budget, and we intend to pursue potential debt and/or equity financing and to evaluate other alternatives, such as joint ventures with third parties or sales of interests in one or more of our properties in order to fund our capital expenditures. Such transactions may result in a reduction in our operating interests or require us to relinquish the right to operate the property. We also plan to renegotiate and/or refinance our existing secured debt, which includes approximately a $7.0 million senior secured bridge note and approximately $9.0 million in notes outstanding under our credit facility, which mature in September 2009 and December 2009, respectively. Entry into a new credit facility is expected to result in increased interest expense, and there can be no assurance that the borrowing base will remain at the current level. There can be no assurance that any such transactions can be completed or that such transactions will satisfy our operating capital requirements. If we are not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to us, we could be required to curtail our expenditures or restructure our operations, and we would be unable to implement our original exploration and drilling program, either of which could have a material adverse effect on our business, financial condition and results of operations. Our capital expenditure budget may be modified depending upon commodity prices and market conditions.

Recent Developments

New Management Team and Relocation of Corporate Headquarters

On June 24, 2008, we announced that Michael Pawelek, South Texas Oil Company’s current Chairman of the Board, was named as our Chief Executive Officer and President. Additionally, Wayne Psencik was appointed as Executive Vice President and Chief Operating Officer, and Sherry Spurlock was appointed as Executive Vice President and Chief Financial Officer. The management change was an internally planned succession.  Additionally, Theodore J. Wicks was appointed Executive Vice President of Corporate Development in October 2008 and Robert W. Kuehner was appointed Vice President of Land Management in August 2008.  Effective July 1, 2008, South Texas Oil Company moved its corporate headquarters to 300 East Sonterra Boulevard, Suite 1220, San Antonio, Texas 78258.  Our office number is (210) 545-5994 and the fax number is (210) 545-3317.

Senior Secured Bridge Financing

On September 19, 2008, we closed a $7.0 million bridge financing with the Longview Marquis Master Fund, L.P. (“Marquis”) in the form of a senior secured note of which $6.75 million was available to us for general working capital purposes.  The senior secured note carries an interest rate of 12.5% per annum payable quarterly in cash and matures in September 2009.

Subsequent Events

$26.1 Million Debt Restructuring and Non-Core Asset Divestitures

On February 23, 2009, we announced a comprehensive debt restructuring and related agreements with The Longview Fund L.P. (“Longview”), which will extinguish 62% of our existing notes payable under our credit facility and our senior secured debt.  The definitive agreements with Longview provide that Longview will restructure $26.1 million of debt (plus accrued interest) through (i) the payment of $16.3 million in debt (plus accrued interest) held by Longview in exchange for 1.6 million shares of our Series A Convertible Preferred Stock and (ii) a debt/non-core asset exchange between us and Longview valued at $9.8 million.

Pursuant to a securities exchange agreement, we will issue to Longview approximately 1.6 million shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of approximately $16.3 million of notes payable held by Longview. Each share of Series A Convertible Preferred Stock has a stated value equal to $10.00 per share, has no coupon rate, does not pay dividends, and has no voting rights. The shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time subsequent to 90 days after the issuance of the shares at a conversion price of $0.50 per share of common stock. Stockholders holding more than a majority of our outstanding common stock (approximately 59.36%) have approved the creation and issuance of the shares of Series A Preferred Stock to Longview, and we have filed an information statement with the Securities and Exchange Commission (the “SEC”), which is subject to SEC review. Following SEC review, we will provide notice to all of our stockholders that did not consent to such action, by delivery of an Information Statement prepared pursuant to Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the exchange will close a minimum of 20 days following the mailing of the Information Statement to our stockholders.

We also entered into a definitive asset purchase and sale agreement with Longview sell our Colorado DJ Basin property and our Unit U34 drilling rig and associated assets to Longview for a combined total of $9.8 million. Subject to the terms and conditions of the purchase and sale agreement, on the closing date, we have agreed to convey these assets to Longview in exchange for Longview’s discharge and satisfaction of $9.8 million in debt.  The Colorado property disposition includes our entire 37.5% non-operated working interest in 23,111 gross (8,666 net) acres located in Logan County, Colorado. The DJ Basin property includes approximately 217,000 Boe of proved reserves and an estimated 18 Boe/d of net production.

Closing of both transactions is subject to customary closing conditions and SEC review of our Information Statement on Schedule 14C. The final closing price will reflect typical closing and post-closing adjustments. Following the closing of both transactions, our remaining senior secured debt Marquis will be approximately $16.0 million.

Properties

As of December 31, 2008, we controlled approximately 46,502 gross (27,532 net) acres and operated approximately 124 producing well bores located throughout 14 counties and/or parishes in Texas, Louisiana, Colorado and the Gulf Coast. Our properties are located in the following areas in the United States:

•	Giddings Field, which is located in south central Texas, and includes the Bastrop, Brazos, Burleson, Fayette, Gonzales, and Lee Counties, Texas;
•	Big Foot Field, which is located in south central Texas and includes the Atascosa and Frio Counties, Texas;
•	DJ Basin, which is located in Logan County, Colorado (which properties we have subsequently agreed to divest);
•	Gulf Coast, which includes our Matagorda Bay wells in the shallow state waters of Matagorda and Calhoun Counties, Texas; and
•	Louisiana, which includes projects with Blue Moon Exploration in Assumption, Lafourche and Terrebonne Parishes, Louisiana.

Giddings Field

As of December 31, 2008, we controlled approximately 16,655 gross (14,142 net) acres, which included 47 producing well bores with net production of approximately 212 Boe/d in the Giddings Field. Our Giddings Field is 100% operated, and we hold an approximate 86% working interest. The majority of our proved reserves are located in the Giddings Field. As of December 31, 2008, we have identified 27 horizontal wells to drill from existing wellbores or offset locations that we have leased. We also possess approximately 70 linear miles of 2-D seismic data. For 2009, our capital expenditure budget includes $5.5 million for the Giddings Field horizontal well development program. Our development program within the Giddings Field is focused on lower risk, repeatable drilling opportunities to grow cash flow and reserves. Horizontal well drilling provides increased exposure to the formation in order to increase the flow rate and to recover additional oil and natural gas reserves not recoverable from the existing vertical wellbores.  Horizontal drilling also allows multiple fracture zones, which are not connected, to be developed by a single well.

Our acreage position in the Giddings Field covers the Bastrop, Brazos, Burleson, Fayette and Lee, Counties, Texas. Our acreage leasehold primarily covers the updip, shallow side of the Giddings Field, which is an oil-prone area. The primary target formations of the 27 identified horizontal wells are the Austin Chalk, Buda, Georgetown, Eagleford and Wilcox. These formations are generally characterized by high initial production rates and steep decline rates, with first year production declines approaching approximately 60%. Well logs and seismic data indicate fracture systems striking in a NE-SW direction, which are separated by non-fractured carbonate. The Austin Chalk covering our acreage in the Giddings Field ranges from 150 feet to 750 feet in thickness, and consists of interbedded chalk and marl (limestone with shale).

The Giddings Field, is a 10- to 20- mile-wide trend extending from Mexico through Central Texas and into northwest Louisiana. The primary producing reservoir is the Austin Chalk (Upper Cretaceous, 85-90 million years old), with secondary production from the Taylor (Upper Cretaceous) and deeper Buda and Georgetown Formations (Lower Cretaceous 98-105 million years old). The Austin Chalk is subdivided into upper, middle and lower zones, with a vertical depth ranging between 6,000 and 12,000 feet. The Austin Chalk, Buda and Georgetown formations are a naturally fractured carbonate reservoir, with limited matrix porosity (1-5%) and permeability (0.003-0.03 md).  Most hydrocarbon production in the Austin Chalk comes from an extensive network of fractures.  The first commercial discovery in the Austin Chalk was made in Texas in 1923 at Luling Field, followed by the Pearsall Field in 1935, then the Giddings Field in 1960.  The Giddings Field has historically produced over 1.5 billion Boe.

Big Foot Field

Our Big Foot Field is located in Frio and Atascosa Counties, Texas. The Big Foot Field was first discovered by Shell Oil Company in 1949, has produced over 5 million Boe and is characterized as a shallow, oily play. The primary producing formations are the Olmos B and Olmos D sands, which range in depth from 3,100 feet to 3,600 feet.  We have 73 wells cumulatively producing approximately 30 barrels of oil net per day (Bopd), with a 100% working interest in 4,050 acres. South Texas Oil recently completed two re-fracs in two separate wells which previously were completed and producing. These wells were marginal producers pumping from 0.25 to 0.5 Bopd each. After fracture stimulation utilizing modern techniques, one of the wells is pumping at a stabilized rate of approximately 7 Bopd, up from 0.5 Bopd. Our geological and geophysical staff has initially identified 20 additional wells for potential workover activity. Our anticipated Big Foot Field refrac program could increase production and return shut-in wellbores to producing status. In addition to our workover activity, most of our existing wells in the Big Foot Field were drilled on 20-acre spacing, providing us with at least 40 additional infill drilling locations based on 10-acre well density.

DJ Basin

As of December 31, 2008, South Texas Oil controlled approximately 23,111 gross (8,666 net) predominantly contiguous acres in the DJ Basin in Logan County, Colorado, in which it has approximately a non-operated, 37.5% net working interest.  Current net production is approximately 18 Boe/d from four producing wells, or 7% of our daily production. We recently entered into a definitive asset purchase and sale agreement with Longview to divest our Colorado DJ Basin property and our Unit U34 drilling rig and associated assets to Longview for a combined total of $9.8 million. See “—Recent Developments—$26.1 Million Debt Restructuring and Non-Core Asset Divestitures”.

Gulf Coast

We control 2,240 gross (652 net) acres in shallow Texas state waters in Matagorda Bay, in which we currently have identified four exploratory prospects from a 120-square-mile 3-D seismic survey. As of June 2008, we agreed to contract operate the Matagorda Bay properties on behalf of Sonterra Resources, Inc., and we operate the Matagorda Bay wells and hold a working interest of approximately 20.5% and 37.5% on well #127-1 and well #150-1ST1, respectively. As of December 31, 2008, we drilled, cased and cemented two directional wells in Matagorda Bay, which are currently undergoing completion procedures. These wells were drilled with a barge rig in shallow Texas state waters (10-15 feet water depth) in Calhoun County, Texas. Target formations in the Frio sands are the Bolmex, Melbourne and Nodosaria which range from 8,500 feet to 12,500 feet. Total measured depth (TMD) for well #127-1 reached 12,464 feet in August 2008 and for well #150-1STI reached 10,260 feet in November 2008. Well #127-1 was a new exploratory drill and well #150-1ST1 was a side-track re-entry development well. Diagnostic well log analysis indicates multiple natural gas and condensate pay zones. A 1-mile gas sales pipeline is permitted.

Louisiana

We currently have leasehold acreage and are pursuing leases in Assumption, Lafourche and Terrebone Parishes, Louisiana.  As part of our joint venture project agreement with Blue Moon Exploration, we are strategically focused on expanding our operations and developing oil and natural gas prospects throughout Louisiana. These prospects, which we anticipate operating, primarily target the Miocene formations. As of December 31, 2008, we leased 446 gross (22 net) acres in Lafourche Parish.

Drilling and Acreage

Drilling Activity

The following table sets forth the results of our drilling activities, which include the number and type of wells that we drilled during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
	Gross[1]	Net[1]	Gross	Net	Gross	Net

Development wells, completed as:
Productive	1.0	0.93	9.0	6.43	3.0	1.87
Non-Productive	-	-	3.0	2.38	-	-

Exploratory wells, completed as:
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	1.0	0.93	12.0	8.81	3.0	1.87

(1)	Does not include 3.0 gross (1.58 net) wells that were in the process of being completed as of December 31, 2008.

Developed and Undeveloped Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage, including options to acquire leasehold acreage, as of December 31, 2008:

	Developed Acreage		Undeveloped Acreage		Total Acreage
Location	Gross	Net	Gross	Net	Gross	Net

Giddings Field	10,532	8,607	6,123	5,535	16,655	14,142
Big Foot Field	3,972	3,972	78	78	4,050	4,050
Matagorda Bay	2,240	652	-	-	2,240	652
DJ Basin	2,700	1,013	20,411	7,653	23,111	8,666
Louisiana			446	22	446	22
Total Acreage	19,444	14,244	27,058	13,288	46,502	27,532

We use the successful efforts method of accounting for our oil and natural gas properties. Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred. The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether proved reserves can be attributed to our interests as a result of drilling the well.  If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense. Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find proved reserves, and related costs to plug and abandon wells and costs of site restoration are capitalized.

Depletion, depreciation and amortization of proved oil and natural gas properties is computed using the units of production method based on proved reserves. Sales of entire interests in proved and unproved properties, and sales of partial interests of proved properties result in the recognition of gains or losses.  Sales of partial interests of unproved properties are generally treated as a recovery of the cost of the interests retained.

Capitalized costs of our proved and unproved properties at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007

Proved properties	$49,489,536	$23,383,575
Less accumulated depreciation, depletion and amortization	(9,656,545)	(5,727,612)
Net proved properties	39,832,991	17,655,963

Unproved properties:
Oil and gas leasehold costs	944,359	30,757,344
Drilling in progress	4,924,395	-
	5,868,754	30,757,344

Net capitalized costs	$45,701,745	$48,413,307

Production

Our oil and natural gas production volumes and average sales price for the years ended December 31, 2008, and 2007 are as follows:

	Years Ended December 31,
	2008	2007

Natural gas production (MMcf):	153.9	291.7
Oil production (MBbl)	77.1	121.1
Equivalent production (MBoe)	102.7	169.7

Average price per unit:
Natural gas (per Mcf)	$10.32	$3.40
Oil (per Bbl)	$99.61	$35.99
Equivalent (per Boe)	$90.14	$31.53

Delivery Commitments

At December 31, 2008, we had no delivery commitments with our purchasers.

Proved Reserves

At December 31, 2008, our estimated total proved oil and natural gas reserves, as prepared by Forrest A. Garb & Associates Inc., an independent reserve engineering firm, were approximately 5.1 million barrels of oil equivalent, consisting of 3.1 million barrels of oil, and 12.1 billion cubic feet of natural gas. Approximately 12% of our proved reserves were classified as proved developed and 88% as proved undeveloped. We maintain operational control of approximately 96% of our proved reserves. The PV-10 value of our total proved reserves was approximately $70.3 million based on benchmark commodity prices as of December 31, 2008, which were $44.60 per barrel of oil and $5.71 per MMBtu of natural gas. For the year ended December 31, 2008, we produced 102.7 thousand barrels of oil and natural gas equivalent (MBoe). We booked a higher quantity of proved undeveloped locations due to what we believe is the lower-risk nature of these reserves as demonstrated through analogous well data from long-term historical production in the immediate areas that were evaluated.  The majority of the low-risk proved undeveloped (PUD) locations are located in the Giddings Field, which has demonstrated reliable production and reservoir characteristics for us and other operators over the years.

Proved oil and natural gas reserves are the estimated quantities of natural gas, oil, condensate and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserve estimates are considered proved if economical productivity is supported by either actual production or conclusive formation tests. Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program in the reservoir provides support for the engineering analysis on which the project or program is based. Estimated proved developed oil and natural gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

Our reported reserves are estimates only, which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed throughout the year and revised either upward or downward, as warranted by additional performance data. With the exception of our DJ Basin property for 2008, Forrest A. Garb & Associates Inc. engineered all material fields. We selected the properties for engineering by Forrest A. Garb & Associates Inc. and MHA Petroleum Consultants. The 2008 DJ Basin reserves were engineered by Denver-based MHA Petroleum Consultants and were audited by Forrest A. Garb & Associates Inc.

Forrest A. Garb & Associates Inc. opined that the overall proved reserves for the engineered properties are in the aggregate, reasonable, and prepared in accordance with generally accepted petroleum engineering and evaluation principles and conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10(a) of Regulation S-X. The estimates of proved reserves as of December 31, 2008 and 2007, changes in estimated proved reserves during the last two years and estimates of future net cash flows and discounted future net cash flows from estimated proved reserves are contained in Note 12 — Supplemental Oil and Gas Disclosures of Item 15 in this Form 10-K. These estimated future net cash flows are based on prices on the last day of the year and are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas Producing Activities.” Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10.

In December 2008, the SEC released the final rule for “Modernization of Oil and Gas Reporting” (Modernization). The Modernization disclosure requirements will permit reporting of oil and natural gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Companies will also be allowed to disclose probable and possible reserves in SEC filed documents. In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit. The Modernization disclosure requirements become effective for our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table presents certain information as of December 31, 2008 for all of our proved reserves and properties:

	Estimated Net Reserves		Estimated Future Net Revenue
	Oil and Condensate	Natural Gas	Discounted at 10% Per Year
Proved Reserve Category:	(MBbl)	(MMcf)	(in thousands)

Proved Reserves at Year End:
Developed
Producing	266.25	426.93	$4,782.13
Nonproducing	13.16	0.00	100.03
Behind Pipe	70.88	1,188.42	4,920.35
Undeveloped	2,727.52	10,465.24	60,522.58
Total Proved	3,077.82	12,080.60	$70,325.10

	Years Ended December 31,
Proved Reserves Category (MBoe):	2008	2007

Developed
Producing	337.4	501.2
Nonproducing	13.16	15.6
Behind Pipe	268.9	-
Undeveloped	4,471.7	64.6
Total Proved (MBoe)	5,091.1	581.4
Average price per unit:
Natural Gas (per Mcf)	$5.71	$6.79
Oil (per Bbl)	$44.60	$92.50

	Years Ended December 31,
Proved Reserves Category (MBoe):	2008(1)	2007(1)

Oil (MBbl)	3,077.8	388.7
Natural Gas (MMcf)	12,080.6	1,156.4
Combined Proved (MBoe)	5,091.1	581.4
SEC PV-10 Value (in millions)	$70.3	$18.2

(1)
The oil reserves shown include oil and condensate. Oil volumes are expressed in barrels (Bbl) or thousand barrels (MBbl); a barrel is equivalent to 42 United States gallons. Natural gas volumes are expressed in thousands of standard cubic feet (Mcf) at the contract temperature and pressure bases. The term MBoe which is defined as thousands of barrels of equivalent oil is also used and is calculated by converting natural gas volumes to oil volumes at the ratio of 6:1.

Reconciliation of Non-GAAP Financial Measures

The following table shows our reconciliation of our standardized measure of discounted future net cash flows to our PV-10 (the most directly comparable measure calculated and presented in accordance with GAAP). PV-10 is our estimate of the present value of future net revenues from estimated proved natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." We believe PV-10 to be an important measure for evaluating the relative significance of our oil and natural gas properties and that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and natural gas industry calculate PV-10 on the same basis. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

	At December 31,
(in thousands)	2008	2007
PV-10 Value	$70,325.1	$18,244.7
Future income taxes	(51,499.6)	(8,591.0)
Discount of future income taxes at 10% per annum	26,250.0	3,021.3
Standardized measure	$45,075.1	$12,675.0

Operational Overview

Major Customers

We operate exclusively in the oil and natural gas industry.  We generally sell our products based on current market prices to our customer under contracts that range from month-to-month to up to a year. For the year ended December 31, 2008, sales of oil, natural gas and NGL’s to Texon Corporation, DCP Midstream Partners LP, Energy Transfer Partners, LP, and Shell Trading (US) Company accounted for approximately 70%, 13%, 3%, and 2%, respectively, of our total revenue, or 88% in the aggregate.  If we were to lose any one of our major oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of our oil and natural gas.  Although we believe that we are not dependent upon any one customer, in the event one of our major customers is unwilling or unable to purchase our production, we believe we could readily identify a substitute purchaser.  Sales are generally made pursuant to contracts that vary in length from a month-to-month basis to one year. The prices are typically tied to West Texas Intermediate crude and Houston Ship Channel natural gas commodity futures trading prices.

Competition

We are a small independent oil and natural gas exploration and production company and we face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, and obtaining goods, services and labor.  Many of our competitors have substantially greater financial and other resources.  Factors that affect our ability to acquire properties include available funds, available information about the property and our standards established for minimum projected return on investment. Many of these companies explore for, produce and market oil and natural gas, carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling operations, locating and acquiring attractive producing oil and natural gas properties, and obtaining purchasers and transporters of the oil and natural gas we produce. There is also competition between producers of oil and natural gas and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and oil and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Operational Risks

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances that may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property may occur. In such event, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities. We are not aware of any of these instances that have occurred to date for which a liability should be accrued. As is common in the oil and natural gas industry, we will not be insured fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see section titled “Risk Factors” set forth in “Item 1A. Risk Factors.”

Title to Interests

As is customary in the oil and natural gas industry, we have a dedicated land department that generally conducts a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, is made at the time we acquire properties. We believe that our title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and natural gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in our operations. The interests owned by us may be subject to one or more royalty, overriding royalty, and other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as production payments, net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and natural gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in our operations.  Prior to the commencement of drilling operations, we conduct a thorough title examination and perform curative work with respect to significant defects.  To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects prior to commencing drilling operations.  Prior to completing an acquisition of producing natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions.  As a result, we have obtained title opinions on a significant portion of our oil and natural gas properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

Seasonal Nature of Business

Seasonal weather conditions and lease stipulations can limit the drilling and producing activities and other operations in regions of the United States where we operate. Weather conditions affect the demand for, and prices of, oil and natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas typically decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation.  The demand for oil is generally determined at a global level, based on supply shortage concerns driven primarily by natural disasters such as hurricanes and by political instability in certain oil producing regions of the world.

Governmental and Environmental Regulation

Domestic exploration and production of oil and natural gas are extensively regulated at both the federal, state and local levels. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry that often are costly to comply with and that carry substantial penalties for failure to comply. In addition, production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Thus, the operation of our properties is subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, federal, state and local, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability.

Transportation and Sale of Natural Gas

The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates and various other matters, by the Federal Energy Regulatory Commission (“FERC”). Federal wellhead price controls on all domestic natural gas were terminated on January 1, 1992 and none of our natural gas sales prices are currently subject to FERC regulation. We cannot predict the impact of future government regulation on any natural gas operations.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of federal, state and local statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Texas, the state in which we own properties, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing of wells, and the plugging and abandonment of wells and removal of related production equipment. Texas also restricts production to the market demand for oil and natural gas. These regulations can limit the amount of oil and natural gas which can be produced from our wells, limit the number of wells, or limit the locations at which we can conduct drilling operations. Moreover, each state generally imposes a production or severance tax with respect to production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Environmental Regulations

Operation of our properties is subject to numerous stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to human health and environmental protection. These laws and regulations may, among other things, require acquisition of a permit before drilling or development commences, restrict the types, quantities and concentrations of various materials that can be released into the environment in connection with development and production activities, and limit or prohibit construction or drilling activities in certain ecologically sensitive and other protected areas.  Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. Our business and prospects could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts our development and production activities or imposes environmental protection requirements that result in increased costs to us or the oil and natural gas industry in general.

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior and various other federal, state, and local environmental, zoning, health and safety agencies, to evaluate major agency actions having the potential to significantly impact the environment human, animal and plant health, and affect our operations and costs. In recent years, environmental regulations have taken a cradle-to-grave approach to waste management, regulating and creating liabilities for the waste at its inception to final disposition. Exploration, development and production of our properties are subject to numerous environmental programs, some of which include solid and hazardous waste management, water protection, air emission controls and controls affecting wetlands, coastal operations and antiquities.

In the course of evaluations, an agency will have an Environmental Assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of the current exploration and production activities on our properties, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of our oil and natural gas projects.

In addition, environmental programs typically regulate the permitting, construction and operations of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Once operational, enforcement measures can include significant civil penalties for regulatory violations regardless of intent. Under appropriate circumstances, an administrative agency can request a cease and desist order to terminate operations.

We conduct development and production activities designed to comply with all applicable environmental regulations, permits and lease conditions, including, monitoring subcontractors for environmental compliance. While we believe operations of our properties conform to those conditions, we remain at risk for inadvertent noncompliance, conditions beyond our control and undetected conditions resulting from activities by prior owners or other operators.  Pursuant to industry customs, we obtain insurance policy coverage for each of the participants in a particular project at a level of coverage that is commensurate with the potential loss.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, affect oil and natural gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil, natural gas, or geothermal energy constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration and production wastes as “hazardous wastes”.

We believe that we are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that they hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws. We may be required in the future to make substantial outlays to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

Occupational Safety

In the conduct of our activities, our operations will be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization
Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

Insurance

We maintain insurance on our properties and operations for risks and in amounts customary in the industry.  Such insurance includes general liability, excess liability, control of well, operators extra expense and casualty coverage.  Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions.

Executive Officers of the Company

Name	Age	Position
Michael J. Pawelek	50	Chairman, President and CEO
Wayne A. Psencik	45	Executive Vice President, Chief Operating Officer
Sherry L. Spurlock	47	Executive Vice President, Chief Financial Officer
Theodore J. Wicks	40	Executive Vice President, Corporate Development
Robert W. Kuehner	60	Vice President, Land Management
Edward B. Shaw	46	Vice President, Operations

Mr. Michael J. Pawelek has been Chairman of the Board of Directors of the Company since November 2007 and serves on the Board’s Executive committee. He has been Chief Executive Officer and President of the Company since June 2008. In 1981, Mr. Pawelek began his career as a geophysicist focused on the Austin Chalk trend with Clayton Williams Company through 1985. From 1985 to 1989 he was employed by TXO Production Corporation as a district geophysicist. In 1989, he founded CPX Petroleum, which drilled over 60 wells under his management. From 1991 to 1999, he founded and was the Chief Executive Officer of Universal Seismic Associates, Inc., which generated annual revenue of $65 million and had over 400 employees. From 1999 to 2001, he served as Vice President of Operations of Amenix USA, Inc., a private exploration and production company focused on oil and natural gas exploration in Louisiana. From 2001 to 2004, he held a similar position at IBC Petroleum, managing the company’s assets while seeking financial partners. From 2004 to 2007 he was President of BOSS Exploration & Production Corporation, a privately held Gulf Coast production company. Immediately prior to joining the Company as its CEO, Mr. Pawelek served as President of Sonterra Resources, Inc., a company that has oil and natural gas assets in Texas state waters in Matagorda Bay. Mr. Pawelek received a BS degree in Engineering from Texas A&M University.

Mr. Wayne A. Psencik is the Executive Vice President and Chief Operating Officer and has served in such capacity since June 2008. Mr. Psencik previously served as Vice President of Operations at Sonterra Resources, Inc. and its predecessor companies, from April 2007 through June 2008. From 2005 to 2007, he held the position of Vice President of Operations of Boss Exploration & Production Corporation. From 2001 to 2005, Mr. Psencik served as an engineer and drilling manager at El Paso Production Company, where he was responsible for the design and implementation of drilling and completion operations and the supervision of staff engineers in the Gulf of Mexico unit. From 1999 to 2001 he was a consulting drilling engineer for Coastal Oil and Gas Company focused in the Gulf of Mexico. Mr. Psencik served as district manager from 1996 to 1999 for Chesapeake Operating Company for its southern division. From 1994 to 1996, Mr. Psencik held positions of drilling engineer for Chesapeake Operating Company, focusing on horizontal drilling in Texas and Louisiana. From 1991 to 1994, he was a drilling engineer working Gulf of Mexico projects for AGIP Petroleum. Mr. Psencik earned his BS degree in petroleum engineering from Texas A&M University.

Ms. Sherry L. Spurlock is the Executive Vice President and Chief Financial Officer and has served in such capacity since June 2008. Prior to joining our Company, Ms. Spurlock served as Chief Financial Officer of Sonterra Resources, Inc. and its predecessor companies, from April 2007 through June 2008. From 2005 to 2007, she was the Chief Financial Officer of Boss Exploration & Production Corporation, where she was responsible for the preparation of the financial statements and other financial and accounting matters. From 2000 to 2005, Ms. Spurlock was the controller and held various other financial positions with United Oil & Minerals, LP, a private oil and natural gas exploration company. From 1992 to 2000, Ms. Spurlock served as Controller at Brigham Exploration Company, an Austin, Texas-based publicly traded exploration and production company. While at Brigham, she was responsible for the SEC reporting and internal management reporting among other audit and accounting systems management. Prior to that, she held accounting positions at private and public oil and natural gas companies and began her career as an accountant at Deloitte, Haskins and Sells. Ms. Spurlock is a certified public accountant and holds a BBA degree in accounting from Stephen F. Austin State University.

Mr. Theodore J. Wicks is the Executive Vice President of Corporate Development and has served in such capacity since October 2008. Prior to joining our Company, Mr. Wicks was a Managing Director with Petro Capital Securities, LLC (“PCS”), a Dallas-based energy investment bank, since 2007. Mr. Wicks’ responsibilities at PCS included client coverage and leading the structuring and execution of a wide variety of M&A, strategic advisory and capital markets transactions for clients across all sectors of the energy industry. Prior to PCS, Mr. Wicks was a Vice President in the energy investment banking group of First Albany Capital. From 2006 to 2007, Mr. Wicks was a Vice President in the energy investment banking group of Sanders Morris Harris. From 2004 to 2005, Mr. Wicks was a Director in the Equity Capital Markets group at KeyBanc Capital Markets, and from 1999 through 2003, Mr. Wicks was a Vice President in the Equity Capital Markets group of RBC Capital Markets. Mr. Wicks earned his Masters of Business Administration in Finance and Bachelor of Arts with Accounting and Finance concentrations from the University of St. Thomas.

Mr. Robert W. Kuehner is the Vice President of Land Management and has served in such capacity since August 2008. From 1985 to 2008, Mr. Kuehner formed Bob Kuehner & Co., an independent oil and natural gas broker company. From 1983 to 1985, Mr. Kuehner was a District Landman for Clayton Williams Company covering their Giddings field Austin Chalk play. From 1981 to 1983, Mr. Kuehner joined Hilliard Oil and Gas Co. managing all exploration and land activities for their San Antonio and Midland offices.  From 1979 to 1981, he held the position of District Landman for Suburban Propane Gas in San Antonio, Texas. From 1970 to 1975, Mr. Kuehner worked as a landman covering East Texas and South Texas activities for Union Oil Company of California in both their Houston and Corpus Christi offices. Mr. Kuehner has 39 years of experience in the oil and natural gas industry and holds a BBA degree in Petroleum Land Management from University of Texas.

Mr. Edward B. Shaw is the Vice President of Operations and has served in such capacity since June 2008.  From December 2005 to June 2008, Mr. Shaw served as Chief Operating Officer for the Company. Mr. Shaw is trained as an electrical engineer with over 10 years of energy related experience in Saudi Arabia. While in Saudi Arabia, Mr. Shaw researched and developed methods of monitoring oil and natural gas wells to optimize production, including using existing products integrated with emerging telemetry technologies.  Mr. Shaw has a HND degree in electrical engineering.

Employees

As of December 31, 2008, we employed approximately 15 personnel.  We believe that our relationship with our employees is satisfactory. None of our employees are represented by labor unions or covered by any collective bargaining agreement.

Principal Executive Offices

The Company is a Nevada incorporated company with headquarters in San Antonio, Texas.  Our principal offices are located at 300 East Sonterra Boulevard, Suite 1220, San Antonio, Texas 78258, telephone number (210) 545-5994, fax number (210) 545-3317. We also maintain a field exploration and/or production office in Giddings, Texas.

Company Website

The Company’s internet website is www.southtexasoil.com.  Information on the Company’s website should not be considered a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Corporate Governance Matters

Our website is www.southtexasoil.com. Under the Corporate Governance tab interested parties may find copies of our Audit Committee Charter, our Compensation and Human Resources Committee Charter, our Corporate Governance and Nominating Committee Charter, our Corporate Governance Policy, and our Code of Business Conduct and Ethics.

Access to Company Reports

For further information pertaining to us, interested parties may inspect without charge at the public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 any of our filings with the SEC. Copies of all or any portion of the documents may be obtained by calling the SEC at 1-800-732-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information that is filed electronically with the SEC. The website can be accessed at www.sec.gov.

Forward Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that represent our beliefs, projections and predictions about future events. All statements other than statements of historical fact are “forward-looking statements,” including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and natural gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management;
•	our business and growth strategies;
•	anticipated trends in our business;
•	our future results of operations;
•	our oil and natural gas reserve estimates;
•	our ability to make or integrate acquisitions;
•	our liquidity and ability to finance our exploration, acquisition and development activities;
•	the volatility in commodity prices for oil and natural gas;
•	our ability to successfully and economically explore for and develop oil and natural gas resources;
•	market conditions in the oil and natural gas industry;
•	the timing, cost and procedure for acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	planned capital expenditures (including the amount and nature thereof);
•	increases or decreases in oil and natural gas production;
•	the number of wells we anticipate being drilled in the future;
•	estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations on lands in which we have an interest;
•	our financial position, business strategy and other plans and objectives for future operations;
•	the possibility that our acquisitions may involve unexpected costs;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and natural gas reserves;
•	the ability to replace oil and natural gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;
•	unsuccessful drilling;
•	environmental risks;
•	exploration and development risks;
•	competition;
•	the ability of our management team to execute its plans to meet its goals; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report. All forward-looking statements speak only as of the date of this annual report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Current Economic Conditions

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations. The shortage of liquidity and credit combined with recent substantial losses in equity markets has led to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy resulting in lower oil and natural gas prices. Oil prices declined from record levels in early July 2008 of over $140 per barrel to below $40 per barrel in December 2008, while natural gas prices have declined from over $13 per Mcf to below $6 per Mcf over the same period.

Lower oil and natural gas prices not only decrease our revenues but also reduce the amount of oil and natural gas that we can produce economically over the life of the wells, and therefore lower our oil and natural gas reserves recorded in accordance with guidelines established by the SEC. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Our current working capital and commodity prices received from production are insufficient to fund our 2009 budget, and as a result we may be required to reduce capital spending, issue equity or debt, sell a portion of our properties, or enter into joint ventures.

Securities Act Disclaimer

This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 1A.        RISK FACTORS

Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. Additional risks relating to our securities may be included in the prospectuses for securities we issue in the future.

Risks Related to Our Business

We have incurred significant losses and anticipate that we will continue to incur losses for the foreseeable future.

In the fiscal years ended December 31, 2008 and 2007, we incurred net losses after taxation of approximately $19.7 million and $6.6 million, respectively. There is no assurance that we will be able to successfully achieve an increase in production and reserves so as to operate in a profitable manner. If the business of oil and natural gas well exploration and development slows, and commodity prices notably decline, our margins and profitability will suffer. We are unable to predict whether our operating results will be profitable. Our operations have consumed a substantial amount of cash since inception. We expect to continue to spend substantial amounts to:

•	identify and exploit oil and natural gas opportunities;
•	maintain and increase the company’s human resource including full time and consultant resources;
•	evaluate drilling opportunities;
•	identify acquisition candidates; and
•	evaluate future projects and areas for long term development.

We expect to have increased cash requirements to fund our operations and growth.

We expect that our cash requirement for operations will increase significantly over the next several years. We will be required to raise additional capital to meet anticipated needs. Our future funding requirements will depend on many factors, including, but not limited to:

•	success of ongoing operations;
•	forward commodity prices; and
•	operating costs (including human resource costs).

The growth of our business will require substantial capital on a continuing basis. We use debt to fund a portion of our acquisition activities and we will likely use debt to fund a portion of our future acquisition activities.  To date, our sources of cash for operations have also been primarily limited to the issuance of debt and the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities or securities that are convertible or exchangeable for shares of our common stock, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, our growth will be limited and we may have to significantly delay, scale back or discontinue our operations, or cause our business to fail in its entirety.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

As of December 31, 2008, our total secured debt was approximately $41.3 million. We also have various commitments for operating leases, drilling contracts and transportation and purchase obligations for services and products. Our level of debt could have important consequences, including the following: it may be more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the indenture with Longview Marquis Master Fund, governing our senior notes and the agreements governing our other indebtedness; we may have difficulty borrowing money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations; the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest; we will need to use a substantial portion of our cash flows to pay principal and interest on our debt, which will reduce the amount of money we have for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other business activities; we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage; we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially declines in oil and natural gas prices; and our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. For instance, approximately $7.0 million of our debt matures and becomes payable on September 2009 and approximately $34.3 million of our notes outstanding under our credit facility mature and becomes payable on December 2009. We believe that based on our current production levels and prices for oil and natural gas, our cash flows from operations, may not be sufficient to fully repay the debt when due without further reductions in our capital expenditure levels or non-strategic asset sales. If we do not have enough money to service our debt, we may be required but unable to refinance all or part of our existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in our credit agreements and the Indenture governing our senior notes could result in an event of default, which could adversely affect our business, financial condition and results of operations.

We may incur substantially more debt, which may intensify the risks described herein, including our ability to service our indebtedness.

Together with our subsidiaries, we may incur substantially more debt in the future in connection with our acquisition, development, exploitation and exploration of oil and natural gas producing properties. The restrictions in our debt agreements on our incurrence of additional indebtedness are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially increase.

Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

As of December 31, 2008, we had approximately $41.3 million of total secured debt outstanding under our credit facility and senior secured notes. Our credit facility and senior secured notes generally contain customary covenants, including, among others, provisions relating to the maintenance of the oil and natural gas properties securing the debt; and restricting our ability to assign or further encumber the properties securing the debt. In addition, our credit facility requires us to maintain certain financial and production covenants.

As of the date of this report, we were in compliance with all such covenants. If we were to breach any of our debt covenants and not cure the breach within any applicable cure period, the lender could require us to repay the debt immediately, if that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. To the extent such debt is secured, upon default the lender could immediately begin proceedings to take possession of the properties securing the credit facility. Any such property loss would materially and adversely affect our cash flow and results of operations.

The global financial and credit crisis and any associated prolonged decline in the price of oil and natural gas will likely limit our access to liquidity and credit and curtail our ability to fund our planned exploration, developments, and production activity, which could adversely affect our business, financial condition and results of operations.

The global financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. Significant write-offs in the financial services sector, the repricing of credit risk and the current weak economic conditions have made it difficult, and will likely continue to make financing difficult. As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates and enacted tighter lending standards. As a result of the current credit environment, we may be unable to obtain additional funding under our existing credit agreements. In addition, the current disruption in the financial markets has reduced the likelihood that we could successfully issue common stock or other equity-related securities to fund our operations and growth.

The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for energy and result in lower oil and natural gas prices. Our revenues, cash flow and profitability and our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms depend substantially upon oil and natural gas prices. Prolonged decline in the price of oil and natural gas will likely limit our access to liquidity and credit and curtail our ability to fund our planned exploration, development, and production activity, which could adversely affect our business, financial condition and results of operations.

Oil and natural gas prices are volatile and low prices could have a material adverse impact on our business.

Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we will be able to borrow under any senior revolving credit facility will be subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties. Prices for oil and natural gas have increased significantly and have been more volatile over the past twelve months. Historically, the markets for oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause volatility are:

•	the domestic and foreign supply of oil and natural gas;
•	the ability of members of the Organization of Petroleum Exporting Countries, or OPEC, and other producing countries to agree upon and maintain oil prices and production levels;
•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;
•	the selling price and production costs of gasoline;
•	the level of consumer product demand;
•	the growth of consumer product demand in emerging markets, such as China;
•	labor unrest in oil and natural gas producing regions;
•	weather conditions, including hurricanes and other natural disasters;
•	the price and availability of alternative fuels;
•	the price of foreign imports;
•	worldwide economic conditions; and
•	the availability of liquid natural gas imports.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas and our ability to raise capital.

Oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program.  Drilling for oil and natural gas and re-working existing wells involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered.  The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure fluctuations or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economic terms, where applicable;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or re-working is a highly speculative activity.  Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find oil and/or natural gas in our wells.  Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse affect on our future results of operations and financial condition.  We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline.  We may identify and develop prospects through a number of methods, some of which do not include hydraulic fracturing and horizontal drilling, and some of which may be unproven.  The drilling and results for these prospects may be particularly uncertain.  Our drilling schedule and costs may vary from our capital budget.  The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

•	the results of previous development efforts and the acquisition, review and analysis of data;
•	the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;
•	the approval of the prospects by other participants, if any, after additional data has been compiled;
•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews;
•	our financial resources and results;
•	the availability of leases and permits on reasonable terms for the prospects; and
•	the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas.  There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Unless we replace our oil and natural gas reserves, primarily oil reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Successful development and production of those reserves cannot be assured. Additional drilling or workovers will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. Our present wells may not continue to produce at current or anticipated rates of production, development drilling may not be successful, production of oil or natural gas may not commence when expected, and there may be unfavorable markets for oil and natural gas produced in the future.  If we are unable to develop or produce reserves for continued production at current rates, we may become unprofitable or cease business.

We are subject to complex laws and regulations that can adversely affect the cost, manner and feasibility of doing business.

Our operations are directly or indirectly subject to extensive and continually changing regulation affecting the oil and natural gas industry. Many departments and agencies, both federal, state and local, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and natural gas industry and our individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability.

If operations of our properties are found to be in violation of any of the laws and regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of operations. Any penalties, damages, fines or curtailment of operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. In addition, many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.

Our operations and properties are also subject to numerous federal, state and local laws and regulations specifically relating to environmental protection from the time projects commence until abandonment. These laws and regulations govern, among other things: the amounts and types of substances and materials that may be released; the issuance of permits in connection with exploration, drilling and production activities; the protection of endangered species; the release of emissions; the discharge and disposition of generated waste materials; offshore oil and natural gas operations; the reclamation and abandonment of wells and facility sites; and the remediation of contaminated sites. In addition, these laws and regulations may impose substantial liabilities for our failure to comply with them or for any contamination resulting from our operations. Future environmental laws and regulations, such as proposed legislation regulating climate change, may negatively impact our industry. The cost of meeting these requirements may have an adverse effect on our financial condition, results of operations and cash flows.

We are vulnerable to risks associated with operating in the shallow Texas state waters that could negatively impact our operations and financial results.

Our operations and financial results could be significantly impacted by conditions in the shallow Texas state waters because we explore and produce in that area. As a result of this activity, we are vulnerable to the risks associated with operating in the shallow Texas state waters, including those relating to: hurricanes and other adverse weather conditions; oil field service costs and availability; compliance with environmental and other laws and regulations; remediation and other costs resulting from oil spills or releases of hazardous materials; and failure of equipment or facilities. In addition, we are currently conducting some of our exploration in the shallow Texas state waters, where operations are more difficult and costly than on land. Further, production of reserves from reservoirs in the shallow Texas state waters generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the shallow Texas state waters during the initial few years of production and, as a result, our reserve replacement needs from new prospects may be greater there than for our operations elsewhere. Also, our revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods.

We may experience a financial loss if any of our significant customers fail to pay us for our oil or natural gas and to the extent these customers reduce the volumes they purchase from us.

We depend on certain key customers for sales of our oil, natural gas and NGL. For the year ended December 31, 2008, sales of oil, natural gas and NGLs to Texon Corporation, DCP Midstream Partners LP, Energy Transfer Partners, LP, and Shell Trading (US) Company accounted for approximately 70%, 13%, 3%, and 2%, respectively, of the Company’s total revenue, or 88% in the aggregate. Our ability to collect the proceeds from the sale of oil and natural gas from our customers depends on the payment ability of these and other customers. If any one or more of our significant customers fails to pay us for any reason, we could experience a material loss. In addition, in recent years, a number of energy marketing and trading companies have discontinued their marketing and trading operations, which has significantly reduced the number of potential purchasers for our oil and natural gas production. This reduction in potential customers has reduced market liquidity and, in some cases, has made it difficult for us to identify creditworthy customers. We may experience a material loss as a result of the failure of our customers to pay us for prior purchases of our oil or natural gas. Furthermore, the loss of any significant customer may cause a temporary interruption in sales of, or a lower price for, our oil and natural gas that could have a significant negative impact on our business. If that were to happen, it may not be possible for us to immediately obtain replacement oil and natural gas purchasers as the industry is extremely competitive.

Many of our leases are in areas that have been partially depleted or drained by offset wells.

Many of our key project areas are located in the Giddings Field, which has produced approximately 1.6 billion Boe since drilling began there in the 1960’s. As a result, many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of reserves in these areas. Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower cash from operations, which may impact our ability to pay distributions.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. As of December 31, 2008, we had identified 27 lateral development well locations with redevelopment and re-completion potential on our leased acreage in the Giddings Field. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGL prices, costs and drilling results. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations.  Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil, natural gas and NGL from these or any other potential drilling locations.  As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Estimates of oil and natural gas reserves are uncertain and any material inaccuracies in these reserve estimates will materially affect the quantities and the value of our reserves.

This Annual Report contains estimates of our proved oil and natural gas reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those estimated. Any significant variance could materially affect the estimated quantities and the value of our reserves. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Although we have prepared estimates of these oil and natural gas reserves and the costs associated with development of these reserves in accordance with SEC regulations, we cannot assure you that the estimated costs or estimated reserves are accurate, that development will occur as scheduled or that the actual results will be as estimated. Accordingly, reserve estimates may be subject to downward or upward adjustment. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Future hedging activities may prevent us from realizing the benefits in oil or natural gas price increases.

As of the date of this report, we have no hedge positions in place. All hedge positions were closed out in December 2008. However, in an attempt to reduce our sensitivity to oil and natural gas price volatility, in the future we may enter into hedging transactions which may include fixed price swaps, price collars, puts and other derivatives. In a typical hedge transaction, we may fix the price, a floor or a range, on a portion of our production over a predetermined period of time. There are numerous risks associated with hedging activities such as the risk that reserves are not produced at rates equivalent to the hedged position, and the risk that production and transportation cost assumptions used in determining an acceptable hedge could be substantially different from the actual cost. In addition, the counter-party to the hedge may become unable or unwilling to perform its obligations under hedging contracts, and we could incur a material adverse financial effect if there is any significant non-performance. While intended to reduce the effects of oil and natural gas price volatility, hedging transactions may limit potential gains earned by us from oil and natural gas price increases and may expose us to the risk of financial loss in certain circumstances, including instances in which our production is less than the hedged volumes, there is a widening of price basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement, or a sudden unexpected event materially impacts oil and natural gas prices. Engaging in hedging activities may prevent us from realizing the benefits of price increases above the levels of the hedges during certain time periods

We may be unable to effectively maintain our oil and natural gas exploration business.

Timely, effective and successful oil and natural gas exploration and production is essential to maintaining our reputation as an oil and natural gas exploration and production company. Lack of opportunities or success may significantly affect our viability. The principal components of our operating costs include salaries paid to corporate staff, costs of retention of qualified independent engineers and geologists, annual system maintenance and rental costs, insurance, transportation costs and substantial equipment and machinery costs. Because the majority of these expenses are fixed, a reduction in the number of successful oil exploration projects, failures in discovery of new opportunities or termination of ongoing projects will result in lower revenues and margins. Prior success in exploration or production of wells does not guarantee future success in similar ventures; thus, our revenues could decline and our ability to effectively engage in oil recovery business would be harmed.

Loss of key executives and failure to attract qualified managers, technologists, independent engineers and geologists could limit our growth and negatively impact our operations.

We depend upon our management team to a substantial extent. In particular, we depend upon Mr. Michael J. Pawelek, our Chairman, President and Chief Executive Officer, Mr. Wayne A. Psencik, our Chief Operating Officer, Ms. Sherry L. Spurlock, our Chief Financial Officer, Mr. Theodore J. Wicks, our Executive Vice President of Corporate Development, Mr. Robert W. Kuehner, our Vice President of Land Management, and Mr. Edward D. Shaw, our Vice President of Operations, for their skills, experience, and knowledge of the company and industry contacts. The loss of any of these executives, or other members of our management team, could have a material adverse effect on our business, results of operations or financial condition.

As we grow, we may increasingly require field managers with experience in our industry and skilled engineers, geologists and technologists to operate our diagnostic, seismic and 3D equipment. It is impossible to predict the availability of qualified managers, technologists, skilled engineers and geologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are particularly necessary to operate systems similar to the ones that we operate.  We may not be able to hire and retain a sufficient number of technologists, engineers and geologists and we may be required to pay bonuses and higher independent contractor rates to our technologists, engineers and geologists which would increase our expenses. The loss of the services of any member of our senior management or our inability to hire qualified managers, technologists, skilled engineers and geologists at economically reasonable compensation levels could adversely affect our ability to operate and grow our business.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with 15 employees as of December 31, 2008. We expect to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Assets we acquire may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

We expect acquisitions will contribute to our future growth, but we cannot assure that we will recover the costs we incur in acquiring oil and natural gas properties. Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, future oil and natural gas prices, operating and capital costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. There can be no assurance that any properties we acquire will be economically produced or developed. Re-engineering operations pose the risk that anticipated benefits, which may include reserve additions, production rate improvements or lower recurring operating expenses, may not be achieved, or that actual results obtained may not be sufficient to recover investments.

In connection with our assessments of the properties we acquire, we perform a review which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. We may not be able to obtain contractual indemnities from the seller for the liabilities that it created, or we may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable and may be limited by floors and caps on such indemnity. The indemnifications we received in the Leexus Acquisition are subject to floors, caps and time limitations and do not cover all these types of risks.

As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

We may have write-downs of our asset values, which could negatively affect our results of operations and net worth.

We follow the successful efforts method of accounting for our oil and natural gas properties. We are required to periodically review our oil and gas assets for impairment. If oil, natural gas and NGLs prices remain depressed or continue to decline, we may be required to write-down the value of our oil and natural gas properties. Such non-cash asset impairments could negatively affect our results of operations

Title to the properties in which we have an interest may be impaired by title defects.

We generally obtain title opinions on significant properties in which we have working interests. However, there is no assurance that we will not suffer a monetary loss from title defects or failure. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel for the operator of our properties. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. Increasing levels of exploration and production in response to any future increases in the prices of oil and natural gas may result in rising demand for oilfield services, in which case the costs of these services may increase while the quality of these services may suffer. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel is particularly severe in Texas, Louisiana, Colorado and the Gulf Coast, we could be materially and adversely affected because our properties are concentrated in those areas.

Oilfield service and materials’ prices may escalate, and the availability of such services may be inadequate to meet our needs.

Our business plan to develop oil and natural gas resources requires third party oilfield service vendors and various materials such as steel tubulars, which we do not control. Long lead times and spot shortages may prevent us from, or delay us in, maintaining or increasing the production volumes we expect. In addition, escalating costs for such services and materials may render certain or all of our projects uneconomic, as compared to the earlier prices we may have assumed when deciding to redevelop newly purchased or existing properties.  Further adverse economic outcomes may result from the long lead times often necessary to execute and complete our redevelop plans.

Transportation delays, including as a result of disruptions to infrastructure, could adversely affect our operations.

Our business will depend on the availability of a distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could materially impact our business. Therefore, any unexpected delay in transportation of our produced oil and natural gas could result in significant disruption to our operations. We rely upon others for distribution of oil and natural gas, and any failure on their part could impede the delivery of our oil and natural gas, impose additional costs on us or otherwise cause our results of operations or financial condition to suffer.

The oil and natural gas exploration and production industry is very competitive, and some of our exploration and production competitors have greater financial and other resources than we do.

The market for oil and natural gas recovery projects is generally highly competitive. Our ability to compete depends on many factors, many of which are outside of our control. These factors include: timing and market acceptance, introduction of competitive technologies, and price and purchaser’s interest in acquiring our oil and natural gas output.  Many existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, substantial track records, and significantly greater financial, technical and technological resources than us. This may allow them to devote greater resources to the development and promotion of their oil and natural gas exploration and production projects. Many of these competitors offer a wider range of oil and natural gas opportunities not available to us and may attract business partners consequently resulting in a decrease of our business opportunities. These competitors may also engage in more extensive research and development, adopt more aggressive strategies and make more attractive offers to existing and potential purchasers, and partners. Furthermore, competitors may develop technology and oil and natural gas exploration strategies that are equal or superior to us and achieve greater market recognition. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to better address the needs of our target market. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Material differences between the estimated and actual timing of critical events may affect the completion of and commencement of production from development projects.

We are involved in several development projects. Key factors that may affect the timing and outcome of such projects include: project approvals by joint-venture partners; timely issuance of permits and licenses by governmental agencies; weather conditions; manufacturing and delivery schedules of critical equipment; and commercial arrangements for pipelines and related equipment to transport and market hydrocarbons. Delays and differences between estimated and actual timing of critical events may affect our projections related to such development projects.

Indemnities may be unenforceable or uncollectible which could adversely affect our business, financial condition and future operations.

The joint operating agreements with participants in an oil and natural gas ventures generally provide for the indemnification of the operator; however, joint operating agreements may not be in force and effect with regard some of our properties in which we are the operator. Furthermore, such indemnification rights may not be enforceable or a participant may not be financially able to comply with its indemnification obligations. We may not be able to obtain such indemnification agreements in the future.  The failure to obtain enforceable indemnification agreements or a participant’s inability to indemnify us may cause us to assume all operating costs of a property.  Such a result could adversely affect our business, financial condition and future operations which additionally, could cause us to become insolvent.

We have limited control over the activities on properties we do not operate, and are dependent on the skill, ability and decisions of third party operators with regard to such properties.

We operate most, but not all, of our properties. As of December 31, 2008, our DJ Basin, Colorado property was a non-operated property.  The success of the drilling, development, production and marketing of the oil and natural gas from non-operated properties is dependent upon the decisions of third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. We have limited ability to influence or control the operation or future development of non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital and lead to unexpected future costs.

We have hurricane associated risks in connection with our operations in the Texas, Louisiana and the Gulf Coast.

We could be subject to production curtailments resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and natural gas purchasers, or vendors and suppliers, because a portion of our oil and natural gas properties are located in or near coastal areas of the Texas, Louisiana and Gulf Coast. Our Matagorda Bay properties are located in the shallow Texas state waters in Calhoun and Matagorda Counties and could be subject to associated hurricane related risks.

We may not carry sufficient insurance, which could adversely affect our business, financial condition and future operations.

To protect against possible liability, we maintain liability insurance with coverage that we believe is consistent with industry practice and appropriate in light of the risks attendant to our business. However, if we are unable to maintain insurance in the future at an acceptable cost or at all, or if our insurance does not fully cover us and a successful claim was made against us, we could be exposed to liability. Moreover, large claims successfully asserted against us might cause us to pay much higher insurance premiums or a large deductible or co-payment. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of management from our operations, which could have an adverse effect on our financial performance. The nature of the oil and natural gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to us. Other significant hazards may be discovered in the future. We may be subject to liability claims as an owner of working interests with respect to certain types of liabilities.

Repercussions from terrorist activities or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts or other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If events of this nature occur and persist, the political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on prevailing oil and natural gas prices and causing a reduction in our revenues. Oil and natural gas production facilities, transportation systems and storage facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our operations is destroyed or damaged by such an attack. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Risks Related to Our Common Stock

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes Oxley Act, strain our resources and increase our costs, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC. Complying with these statutes, regulations and requirements occupies a significant amount of the time of our board of directors and management. We are or may be required to:

•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies subject to the act to disclose any material weaknesses discovered through management’s assessments. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate, including to effect compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Any material weaknesses or other deficiencies in our internal control over financial reporting may affect our ability to comply with SEC reporting requirements and the NASDAQ Global Market, listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

We may be unable to meet the standards established by the NASDAQ Global Market for the continued listing of our common stock.

Our common stock has been quoted on the NASDAQ Global Market under the symbol “STXX” since October 31, 2007, and we must meet certain established standards for our common stock to continue to be listed the NASDAQ Global Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. Our common stock has recently been trading below $1.00 per share. On October 16, 2008, NASDAQ implemented a temporary suspension of the $1.00 minimum price bid rule. This temporary suspension is currently scheduled to expire on July 20, 2009. If our common stock were to be excluded from the NASDAQ Global Market, the prices of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on the NASDAQ Global Market.

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors relating to volatility include:

•	our results of operations and the performance of our competitors;
•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in earnings estimates or recommendations by research analysts who follow, or may follow, us or other companies in our industry;
•	changes in general economic conditions;
•	changes in market prices for oil and natural gas;
•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;
•	actions by institutional investors trading in our stock;
•	disruption of our operations;
•	any major change in our management team;
•	other developments affecting us, our industry or our competitors; and
•	U.S. and international economic, legal and regulatory factors unrelated to our performance.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or our performance, and those fluctuations could materially reduce our common stock price.

The market for our common stock is limited and may not provide adequate liquidity.

Our common stock is currently thinly traded. In the year prior to December 31, 2008, the actual daily trading volume in our common stock ranged from a low of zero (0) shares of common stock traded to a high of 594,600 shares of common stock traded, with only 22 days exceeding a trading volume of 50,000 shares. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our stock may be unable to sell shares purchased, should they desire to do so.

The issuance of additional common and preferred stock would dilute existing stockholders.

We are authorized to issue up to 50,000,000 shares of common stock, and our stockholders have recently approved, subject to SEC review of our Information Statement on Schedule 14C, increasing the number of authorized shares available for issuance to 200,000,000 shares. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our board may consider sufficient.  The issuance of additional common stock in the future would reduce the proportionate ownership and voting power of the common stock now outstanding. During calendar year 2008, we approved the grant of our common stock in the form of restricted stock awards under our Equity Incentive Compensation Plan to our executive officers, to certain other employees, to our directors and to a consultant engaged by our board of directors. We plan to make similar awards under our Equity Incentive Compensation Plan in current and future years.

We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by our board of directors. Such designation of a new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock now outstanding. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
•	receiving preferences over the holders of common stock regarding our surplus funds in the event of our dissolution, liquidation or the payment of dividends to preferred stockholders;
•	delaying, deferring or preventing a change in control of our company; and
•	discouraging bids for our common stock.

We recently entered into a securities exchange agreement with The Longview Fund L.P., pursuant to which the Company will 1.6 million shares of our Series A Convertible Preferred stock in connection with our $26.1 debt restructuring and non-core asset dispositions. These shares were not registered under the Securities Act of 1933, and their resale was restricted. The holders of such shares have certain registration rights and will be able to sell their shares in the public market without restriction prior to such times if registration is affected. These 1.6 million shares of Series A Convertible Preferred stock convert into approximately 39 million shares of common stock at $0.50 per share. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our executive officers, directors and affiliates may be able to control the election of our directors and all other matters submitted to our stockholders for approval.

The following share calculations treat shares issuable upon the exercise of options or warrants as outstanding (both in the numerator and denominator for percentages) and assume actual vesting. Our executive officers and directors, in the aggregate, beneficially own or have the right to acquire approximately 2.4 million shares or approximately 12% of our fully diluted common stock, exclusive of which The Longview Fund, L.P and Doud Oil & Gas Company LLC currently owns or controls, directly or indirectly, approximately 7.8 million shares and 2.4 million shares, respectively, or approximately 44% and 12% of our fully diluted common stock, respectively.  As a result, these holders, if they were to act together, could exercise effective control over all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

If securities or industry analysts do not publish research reports about our business or if they downgrade our stock, the price of our common stock could decline.

Small, relatively unknown companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. The lack of published reports by independent securities analysts could limit the interest in our common stock and negatively affect our stock price.  We do not have any control over the research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price could decline.  If analysts fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price to decline.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

As of December 31, 2008, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 2.          PROPERTIES

Information concerning proved reserves, production, wells, acreage and related matters are contained in Part I.  Item 1. “Business.”

Our obligations under our credit facility are secured by mortgages on our oil and natural gas properties.  See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 for additional information concerning the credit facility.

Offices

Our principal corporate office is located at 300 East Sonterra Boulevard, Suite 1220, San Antonio, Texas 78258, and we also maintain field an additional field office in Giddings, Texas.  We believe that our facilities are adequate for our current needs.

ITEM 3.            LEGAL PROCEEDINGS

From time to time we are a party to litigation in the normal course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not believe that the adverse effect on our financial condition, results of operations or cash flows, if any, will be material.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 19, 2008, the Company’s stockholders elected Michael J. Pawelek, David P. Lieberman, Stanley A. Hirschman, Bryce W. Rhodes and Doyle A. Valdez as directors.  Edward Shaw and Owen Naccarato, both former directors, did not stand for re-election.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market Information

Effective October 31, 2007, the Company began trading on the NASDAQ Global Market under its current symbol STXX.  Prior to that time, our stock had been trading on the OTCBB under the same symbol since 2005.

The following sets forth the range of the closing bid prices for our common stock for the period starting January 1, 2007 through December 31, 2008.  These quotations were obtained from QuoteMedia and NASDAQ.com and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions and have not been adjusted retroactively by any stock split.

	High Close	Low Close
2008 Fiscal Year, quarter ended:
March 31, 2008	$9.30	$5.65
June 30, 2008	$6.95	$2.68
September 30, 2008	$3.62	$1.80
December 31, 2008	$1.96	$0.47

2007 Fiscal Year, quarter ended:
March 31, 2007	$9.77	$7.20
June 30, 2007	$9.84	$8.40
September 30, 2007	$9.74	$8.75
December 31, 2007	$11.02	$9.30

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative 5-year total return to stockholders on our common stock relative to the cumulative total returns of the Dow Jones Wilshire Microcap Exploration & Production Index and the NASDAQ Composite Index:

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index and in the peer group on December 31, 2003 and its relative performance is tracked through December 31, 2008.

Fiscal Year Ended December 31	2003	2004	2005	2006	2007	2008
South Texas Oil Corporation	$100.00	$227.27	$154.55	$7909.09	$8681.82	$499.91
NASDAQ Composite Index	100.00	109.96	112.90	126.64	138.40	80.76
Dow Jones Wilshire Microcap E&P Index	100.00	148.22	177.20	176.30	141.37	57.48

Holders

Our authorized capital stock consists of 50,000,000 shares of common stock with a par value of $0.001and 5,000,000 shares of preferred stock at a par value of $0.001. Our stockholders have recently approved, subject to SEC review of our Information Statement on Schedule 14C, an increase of the authorized shares of common stock available for issuance to 200,000,000 shares.

Common Stock

The holders of the common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of the stockholders. Shares of common stock do not carry cumulative voting rights, and therefore a majority of the shares of outstanding common stock will be able to elect the entire Board of Directors, and if they do so, minority stockholders would not be able to elect any persons to the Board of Directors. Our amended bylaws provide that a majority of the issued and outstanding shares of the Company shall constitute a quorum for stockholders’ meeting except with respect to certain matters for which a greater percentage quorum is required by statute or our Articles of Incorporation or bylaws.  Stockholders of the Company have no pre-emptive rights to acquire additional shares of our common stock or other securities. The common stock is not subject to redemption and carries no subscription or conversion rights.

Preferred  Stock

As of December 31, 2008, there were no preferred shares issued or outstanding. Our Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

Shares Eligible for Future Sale

As of December 31, 2008, we had issued 16,730,529 shares of common stock issued and outstanding, of which 6,875,198 shares are restricted shares.  During 2008, we issued 403,499 shares of common stock in settlement of $661,739 of certain subordinated demand promissory notes and related accrued interest.  We also issued 78,000 shares to third parties as compensation for services valued at $303,800 during the year. On May 15, 2008, we settled a lawsuit and counter lawsuit regarding disputes arising under an agreement related to the acquisition of certain assets in 2007 that called for us to issue shares of common stock to the counter parties, 1,333,333 shares of which were delivered in 2007.  The May 2008 settlement agreement provided for the return of 1,333,333 shares of our common stock previously issued, of which 1,008,333 shares were returned during 2008. As scheduled according to the terms of the settlement agreement, we have committed to purchase the remaining 335,000 shares of common stock in three remaining installments during 2009 and 2010.

There are no provisions in our bylaws or Articles of Incorporation that would delay, defer or prevent a change in control of the Company.

Our stock transfer agent is Transfer Online, Inc., whose offices are located at 317 SW Alder Street, 2nd Floor, Portland, Oregon 97204. Their telephone and fax numbers are respectively (503) 227-2950 and (503) 227-6874.

As of March 17, 2009, we had 16,788,862 shares of our common stock issued and outstanding, which were held by 2,623 stockholders of record. As of March 17, 2009, we have no preferred shares issued and outstanding.

Dividends

We have not paid any dividends to date. In addition, we do not anticipate paying dividends in the immediate foreseeable  future. Our Board of Directors will review our dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to our earnings, financial condition, capital requirements and such other factors as the board may deem relevant. There are no material restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	530,000	$0.47	4,695,208
Equity compensation plans not approved by security holders	245,500	$9.45	
Total	775,500	$3.31	4,695,208

Unregistered Sales of Equity Securities and Use of Proceeds

Other then set forth below, the information regarding our sales of our unregistered securities for the fiscal year ended December 31, 2008 has been previously furnished in our Annual Reports on Form 10-K or 10-KSB, Quarterly Reports on Form 10-Q or10-QSB and/or our Current Reports on Form 8-K.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Please see Part I. Item 1. “Business” of this Annual Report for “Information Regarding Forward Looking Statements” appearing throughout this Annual Report.

Business Overview

For this information please see Part I. Item 1. “Business.”

Results of Operations

Overview

We reported a net loss for the year ended December 31, 2008, of approximately $19.7 million, or $1.23 per share. This compares to a net loss for the year ended December 31, 2007, of approximately $6.6 million, or $0.45 per share. Increased revenues were offset with increased general and administrative expenses, increased production expenses, increased interest expense, increased debt issuance costs amortization and a 2008 loss from derivatives.  Refer to Item 7, Results of Operations for an expanded discussion of these changes.

Liquidity Capital Resources:  At December 31, 2008, we had a working capital deficit of $35.6 million, including $42.5 million currently due related to long-term debt.  Our net working capital balance also included $4.3 million in cash, $3.1 million in accounts receivable, $9.5 million in assets held for sale, and a total of $9.2 million in accounts payable and other accrued liabilities.  If we are unable to pay, or otherwise resolve, our accounts payable balances in a timely manner, the vendors to whom we owe unpaid balances may cause liens to be filed against our properties.  We may also suffer the refusal or withdrawal of trade credit from vendors as a consequence of non-timely accounts payable payment.  These factors could disrupt our ability to conduct operations on our properties and affect our ability to initiate and/or complete the capital expenditure activities budgeted for 2009. In order to obtain additional liquidity, we have initiated the pursuit of potential debt and/or equity financing and the evaluation of other alternatives, such as joint ventures with third parties or sales of interests in certain of our assets.  Due to current capital and credit market conditions in which numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and the world, we cannot be certain that funding will be available to us in required amounts or on acceptable terms.  If we are not successful in obtaining sufficient funding or completing an alternative transaction or transactions on a timely basis on terms acceptable to us, we could be required to curtail our expenditures or restructure our operations, and we would be unable to implement our capital expenditure program, either of which could have a material adverse affect on our business.

Proved Oil and Natural Gas Reserves:  At December 31, 2008, our estimated total proved oil and natural gas reserves were 5.1 MMBoe, a 778% increase over the December 31, 2007 balance of 0.6 MMBoe.  Volumes produced during 2008 totaled 102.7 MBoe, and reserve additions, net of revisions, were 4.7 MMBoe during 2008. Approximately 12% of our total reserve volumes at December 31, 2008, were classified as proved developed and the remaining 88% was classified as proved undeveloped.  Contributing to the significant increase in reported total proved reserves was a comprehensive evaluation program we conducted for our properties during 2008.  Our evaluation program included an extensive study of operational, geological and geophysical, and land and title information related to our properties.

Results of Operations

The following table presents significant items from our Consolidated Statements of Operations in our Audited Consolidated Financial Statements, and highlights the percentage change from year to year for those items:

	2008	2007	Change 2008 vs. 2007	Change 2008 vs. 2007 (1)

Oil and gas sales	$9,259,130	$5,351,595	$3,907,535	+73%
Drilling services revenue	-	341,312	(341,312)	-100%
Production expenses	3,821,758	1,921,091	1,900,667	+99%
Production taxes	348,649	275,335	73,314	+27%
Drilling services costs	263,717	281,051	(17,334)	-6%
General and administrative expenses	7,897,666	2,092,243	5,805,423	+277%
Depreciation, depletion and Amortization	4,401,913	4,881,975	(480,062)	-10%
Loss from derivatives	4,822,720	-	4,822,720	n/m
Interest expense	4,218,095	967,695	3,250,400	+336%
Debt issuance costs amortization	2,776,834	1,902,670	874,164	+46%
Net loss	(19,726,431)	(6,601,224)	13,125,207	+199%
Net loss per common share	(1.23)	(0.45)	0.78	+173%

(1)	“n/m” indicates that the calculated percentage change is not meaningful since there was no 2007 value to which the net change could be compared

The following table presents selected operating items and highlights the percentage change from year to year for those items:

	2008	2007	Change 2008 vs. 2007	Change 2008 vs. 2007

Oil sales volumes, Bbl except % change	77,062	121,096	(44,034)	-36%
Gas sales volumes, Mcf except % change	153,917	291,689	(137,772)	-47%
Combined sales volumes, Boe except % change	102,715	169,711	(66,996)	-39%

Average oil sales price per Bbl	$99.61	$35.99	$63.62	+177%
Average gas sales price per Mcf	$10.32	$3.40	$6.92	+204%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Oil and natural gas sales increased 73% from $5,351,595 to $9,259,130 for the year ended December 31, 2007 and 2008, respectively, as a result of higher average realized prices for oil and natural gas, partially offset by decreased volumes during 2008. Realized prices for oil and natural gas on an equivalent unit basis increased for 2008, compared to 2007, by approximately 186% and had a $6.0 million positive impact on revenues.  The 39% decrease in volumes had a $2.1 million negative impact on revenues.

Revenue generated by drilling services was $341,312 for the year ended December 31, 2007, compared to zero for the same period of 2008. Our drilling rigs were undergoing repair during 2008 and were not engaged in income generating activities.

Production Costs

The 99% increase in production expenses from $1,921,091 to $3,821,758 for the year ended December 31, 2007 and 2008, respectively, resulted from the increase in the number of producing wells associated with our property acquisitions completed in the second and third quarters of 2007.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $7,897,666 for year ended December 31, 2008 compared  $2,092,243 for the same period in 2007, an increase of 277%. This increase resulted from $3.3 million of non-cash stock compensation expense associated with the restricted stock granted to the new employees who joined our management team as officers during the third quarter of 2008, and stock options issued to employees and directors during the first and fourth quarters of 2008. Stock compensation expense totaled $229,778 for 2007. Stock valued at fair market value of $303,800 was issued in exchange to third parties during 2008 in exchange for professional services.  Also contributing to the increase in G&A were increases in payroll and related expense of approximately $930,000 and consulting fees of approximately $1.2 million.  Additionally, legal expenses increased by approximately $476,000 due primarily to costs recognized in the first and second quarters of 2008 related to the settlement of litigation, and secondarily to costs incurred during the remainder of the year related to other legal matters.  Finally, G&A for 2008 included contract operating fees totaling $205,000 paid to a third party entity that provided management services to us during April through June of 2008, including oversight over daily operational and administrative matters. Concurrent with our hiring of our new officers at the end of June, this contract operating arrangement with the third party was terminated.

Certain components of our G&A for 2008 are not expected to be recurring in nature. These include (i) significant legal expenses incurred in relation to the litigation settled during the period, (ii) fees paid for contract management services for the period preceding the addition of our new officers, and (iii) consulting fees paid to third parties for the provision of certain professional services that will be performed by our own management and staff in future periods. Salary and related costs and stock compensation expense are expected to increase as a result of the addition of our new officers and other employees at the end of June 2008 and in the third and fourth quarters of 2008, and as may be required in future periods.

Depreciation, Depletion and Amortization

The 10% decrease in DD&A to $4,401,913 for the year ended December 31, 2008 from $4,881,975 for the same period in 2007 is the net affect of a 39% decrease in combined sales volumes, partially offset by increased costs subject to DD&A as a result the 2008 reclassification of approximately $23.0 million in costs from unproved oil and natural gas properties to proved oil and natural gas properties.  This reclassification is costs incurred as a result of proved, undeveloped reserves that were added in 2008 and which are related to the costs reclassified.

Loss from Derivatives

A net loss from derivatives of $4.8 million was recognized during the year ended December 31, 2008, compared to $0 for the same period in 2007.  We entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  For the contract period, the volumes under contract exceeded our actual oil production volumes.  Therefore, the entire net loss we realized on our derivative trading during the year was recognized as a loss.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. We did not engage in derivative transactions during 2007.

Interest Expense

Interest expense recognized for the year ended December 31, 2008 was $4,218,095 compared to $967,695 for the same period in 2007, an increase of 336%. This increase is a direct result of an increase in debt outstanding under the Longview and Marquis credit facility and the new senior secured note issued to Marquis during the third quarter of 2008 described in Note 4 to the financial statements. Borrowings were higher during 2008 compared to 2007 because the facility was used to finance capital spending and operating cash flow deficits during 2008. Additionally the facility was used to provide financing during the second quarter of 2008 to finance the net $4.8 million loss incurred from derivative transactions.

Debt Issuance Costs Amortization

Debt issuance costs amortization increased 46% for the year ended December 31, 2008 compared to the prior year.  The $874,164 increase reflects the effect of debt issuance costs incurred in the fourth quarter of 2007 which were only subject to amortization for one quarter of 2007, and additional debt issuance costs incurred during 2008 in connection with senior secured notes we issued in September 2008.

Net Loss / Net Loss per Share

We reported a net loss for the year ended December 31, 2008, of $19,726,431, or $1.23 per share, compared to a net loss for the year ended December 31, 2007, of $6,601,224, or $0.45 per share.

Liquidity and Capital Resources

We require cash to fund our exploration and development activities and the acquisition of oil and natural gas properties, to make payments required pursuant to our long-term debt and other contractual obligations and fund our working capital requirements. At December 31, 2008, we had a working capital deficit of $35.6 million, including $42.5 million currently due related to long-term debt. Our net working capital balance also included $4.3 million in cash, $3.1 million in accounts receivable, $9.5 million in assets held for sale, and a total of $9.2 million in accounts payable and other accrued liabilities. As of December 31, 2007, our working capital deficit was $38,336. The most significant components of change as of December 31, 2008, compared to the prior year was the reclassification to current assets of the net book value of $9.5 million for assets held for sale, and the reclassification to current liabilities of long-term debt totaling $40.9 million, and a $4.3 million increase in accounts payable and other accrued liabilities. If we are unable to pay, or otherwise resolve, our accounts payable balances in a timely manner, the vendors to whom we owe unpaid balances may cause liens to be filed against our properties. We may also suffer the refusal or withdrawal of trade credit from vendors as a consequence of non-timely accounts payable payment. These factors could disrupt our ability to conduct operations on our properties and affect our ability to initiate and/or complete the capital expenditure activities budgeted for 2009.

Historically our revenues have not been sufficient to provide all of our cash needs, and we have relied on borrowings from private investors to provide the cash needed to meet both short and long-term liquidity requirements. We do not believe that our current cash balances and cash flows from operations during 2009 will be sufficient to fund our cash requirements and we will need to raise additional capital. We intend to pursue potential debt and/or equity financing and to evaluate other alternatives, such as joint ventures with third parties or sales of interests in certain of our assets. Due to current capital and credit market conditions in which numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and the world, we cannot be certain that funding will be available to us in required amounts or on acceptable terms. If we are not successful in obtaining sufficient funding or completing an alternative transaction or transactions on a timely basis on terms acceptable to us, we could be required to curtail our expenditures or restructure our operations, and we would be unable to implement our capital expenditure program, either of which could have a material adverse affect on our business.

Credit Facility and Notes Payable

Longview/Marquis Facility

As of December 31, 2008, we had a $32.5 million credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) with a total of $34.3 million outstanding, which included $1.9 million for interest accrued on the facility during the second and third quarters of 2008 added to the principal of the underlying notes. Borrowings under the facility accrue interest at a rate equal to 12.5%.

We originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15.0 million that was later increased to $30.0 million in September 2007. In connection with the increase in borrowing limit, we agreed to grant to Longview a 4.0% perpetual overriding royalty interest in the oil and natural gas production of certain of our properties, and we granted security and pledge agreements that provided Longview with first priority security interests in substantially all of our assets. In April 2008, we amended and restated the credit facility with Longview and Marquis. By further amendment in April 2008, we agreed to grant to Longview and Marquis certain mortgages in our oil and natural gas producing properties, and we amended the amount of the perpetual overriding royalty interest to reduce the overriding royalty interest to an aggregate 3.0% to Longview and Marquis, effective September 2007, and expanded the perpetual overriding royalty interest to include all of the oil and natural gas production of our current and future interests in the real property then owned by us.

On June 30, 2008, the Company, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32.0 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which we received an aggregate of at least $15.0 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of our debt and/or equity securities, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of our oil and natural gas assets.

In September 2008, the notes payable to Longview under the facility were amended to provide for the payment-in-kind, or adding to the principal amount of the notes, interest accrued during the fourth quarter of 2008 through the January 2, 2009 scheduled interest payment date. On January 2, 2009, approximately $807,059 was added to the principal of the outstanding Longview notes to pay-in-kind interest accrued through that date.

Additional Marquis Debt

During April and May 2008, we obtained an agreement from Marquis to provide funding for the payment of margin calls made on us related to its derivative trading activities. Pursuant to this agreement, we received from Marquis a total of $1,571,922 in exchange for the issuance of subordinated demand promissory notes. As of June 30, 2008, Marquis had made demand payment of, and we paid two of the notes totaling $934,307. On September 19, 2008 in connection with entering into the Marquis Senior Secured Debt, the final note balance plus unpaid accrued interest, a total of $661,739, was converted into 403,499 shares of our common stock. The interest rate for these notes was 10%.

Marquis Senior Secured Debt

On September 19, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Marquis, pursuant to which on such date, among other things, we issued and sold to Marquis a senior secured note in an original principal amount of $7,000,000 (the “Senior Secured Note”), for gross proceeds of $6,750,000, prior to our payment of expenses incurred by us and Marquis in connection with the transactions under the Securities Purchase Agreement. The Senior Secured Note carries an interest rate of 12.5% per annum payable quarterly in cash and matures in September 2009. Upon our prepayment of all or any portion of the Senior Secured Note or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by us on such date of prepayment or maturity, into shares of our common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

The Senior Secured Note is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by us and its subsidiaries (including mortgages on our real property interests), which have guaranteed our obligations under the Senior Secured Note and other transaction documents. Marquis’ secured position in this transaction is senior to the rights of all other secured parties, including the rights of Longview under that certain securities purchase agreement, as amended (the “April 2008 Purchase Agreement”) dated as of April 1, 2008, among the Company, Marquis and Longview, pursuant to which we has issued and sold secured notes in the aggregate principal amount of approximately $34,288,374 (the “Existing Notes”), except for the previously secured rights of Marquis, which continued to rank pari passu with the rights granted to Marquis under the Senior Secured Note. In conjunction with the transactions described in the Securities Purchase Agreement, we entered into a September 2008 Waiver and Amendment with Marquis and Longview, pursuant to which the parties amended and waived certain provisions and covenants, including a financial covenant, contained in the Existing Notes issued to Longview and the April 2008 Purchase Agreement that conflicted with the terms and conditions of the Securities Purchase Agreement and the transactions contemplated thereby.

Additionally, under the terms of the Securities Purchase Agreement, we retired the outstanding Marquis subordinated demand notes held by Marquis, which demand notes had an aggregate principal balance due of $637,615 plus accrued interest, in exchange for 403,499 shares of our common stock. In addition, we conveyed to Marquis a 1.0% perpetual overriding royalty interest in the oil and natural gas production of all of our current and future interests in the real property then owned by us. Pursuant to the terms of the overriding royalty conveyance, we have the conditional option, beginning on September 19, 2009 and terminating on September 19, 2010, to repurchase the overriding royalty interests conveyed in exchange for a number of shares of our common stock equal to the adjusted fair market value of the conveyed overriding royalty interests, based upon an independent appraisal at the time the election is made by us, divided by a 20-day average trading price of our common stock at the time of repurchase, and subject to certain conditions, including without limitation, that (i) our average prior 20-day trading volume is at least 125,000 shares, (ii) the prior 20-day average price per share of its common stock is at least $3.00 per share, and (iii) the shares to be exchanged are registered for public resale pursuant to an effective registration statement.

The notes outstanding under the Longview/Marquis Facility and the Senior Secured Note contain various restrictive covenants, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements. Further these notes require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.

Other Notes Payable

The total of our other notes payable and long-term debt at December 31, 2008 was $2.1 million and comprised of amounts due to various parties as a result of oil and natural gas and other property purchases. Repayment of these obligations is due over a period ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

Deferred Liability

Settlement Agreement

On May 15, 2008, we settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP (“Leexus”), Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for us to pay $4.0 million over time based on a percentage of the production of certain oil and natural gas interests acquired under the Merger Agreement and issue of 2,000,000 shares of our common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement agreement provided for our payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments, which will extinguish all of our past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of our common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date. The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of our common stock was returned to us. As of December 31, 2008, a total liability of $1.5 million is included on the Company’s balance sheet as long-term debt, $1.0 million of which is classified as current, and $500,000 of which is non-current.

2009 Capital Requirements

For 2009, our estimated capital expenditure budget totals $10.0 million. We intend to focus our capital program on the drilling of horizontal wells in the Giddings Field. Additionally, we expect to participate in joint venture projects in Texas and Louisiana, and we plan to complete currently in-progress drilling activities in Matagorda Bay, Texas. Our 2009 capital budget may be revised for several different reasons, including capital availability constraints, industry conditions such as rig and vendor availability, oil and natural gas price fluctuations and operational developments including drilling results. Additionally, our Blue Moon Exploration joint venture project may include activities operated by third parties and thus we may not have direct control over when those activities occur.

Our total capital expenditure budget is allocated as follows:
(in millions)	Capital Expenditure Budget Amount
Giddings Field horizontal wells	$5.5
Blue Moon Exploration joint venture project	4.0
Matagorda Bay completion activities	0.5
Total	$10.0

Sources and Uses of Cash

The following table sets forth our sources and uses of cash for the years ended December 31, 2008 and 2007:

	2008	2007	Change 2008 vs. 2007	Change 2008 vs. 2007 (1)

Net cash (used in) provided by operating activities	$(1,707,144)	$1,505,660	$(3,212,804)	n/m
Net cash used in investing activities	(9,506,371)	(22,145,848)	12,639,477	+57%
Net cash provided by financing activities	13,281,729	21,553,466	(8,271,737)	-38%
Net increase in cash and cash equivalents	$2,068,214	$913,278	$1,154,936	+126%
(1)  “n/m” indicates that the calculated percentage change is not meaningful since there was no 2007 value to which the net change could be compared

Net cash provided (used) in operating activities for the year ended December, 2008 decreased by approximately $3.2 million compared to 2007.  This decrease was primarily due to a $13.1 million increase in net loss, partially offset by increased non-cash charges to the income statement for DD&A; amortization of debt issuance costs, deferred stock compensation; and compensatory stock and option issuances.  The total amounts of these non-cash charges for 2008 was $11.3 million compared to $7.4 million in 2007, a net increase of $3.9 million.  Additionally, net cash provided (used) in operating activities in 2008 was increased by $6.6 million related to the total net changes of operating assets and liabilities.  This compares to approximately $756,000 in 2007 for a net increase of $5.9 million.

Net cash used by investing activities for the year ended December 31, 2008 decreased $12.6 million compared to the year ended December 31, 2007, primarily as a result of decreased spending in 2008 for oil and gas property purchases and development activities.  The Company was not actively engaged in oil and gas property acquisition activities during 2008, unlike 2007.  Further, the Company conducted a limited drilling program in 2008.  During 2008, the Company invested approximately $432,000 in costs related to its drilling rigs and peripheral equipment, and vehicles used by the Company in conducting its field operations.

Net cash provided by financing activities for the year ended December 31, 2008 decreased by $8.3 million compared to the prior year. This results mainly from a $3.4 million increase in payments of notes payable and long-term debt, $2.9 million used in 2008 for the repurchase of shares of the Company’s common stock into treasury, and  a $1.0 million decrease in proceeds from notes payable and long-term debt.  In 2008 the Company relied on borrowings from lenders to fund its capital activities and provide working capital as needed to cover net operating losses.

Contractual Obligations

The following table summarizes our contractual obligations and commitments by payment period:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Long-term debt (1)	$42,472,051	$509,564	$133,865	$877,630	$43,993,110
Deferred liability	1,000,000	500,000	-	-	1,500,000
Operating lease obligations	172,307	118,349	300	-	$290,956
Total contractual obligations	$43,644,358	$1,127,913	$134,165	$877,630	$45,784,066
(1)	excludes interest payments on long-term debt

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements and we did not have any during fiscal year ended December 31, 2008.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Results of Operations above and Item 8. Consolidated Financial Statements and Supplementary Data Note 1, Organization and Summary of Significant Events and Accounting Policies, for a discussion of additional accounting policies and estimates made by management.

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available — successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Successful Efforts Method

We use the successful efforts method of accounting for our oil and natural gas properties.  Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred   The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether proved reserves can be attributed to our interests as a result of drilling the well.  If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense.  Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find proved reserves, and related costs to plug and abandon wells and costs of site restoration are capitalized.

Depreciation, depletion and amortization (“DD&A”) of oil and natural gas properties is computed using the unit-of-production method based on recoverable reserves as estimated by our independent reservoir engineers. Capitalized acquisition costs are depleted based on total estimated proved developed and proved undeveloped reserve quantities.  Capitalized costs to drill and equip wells are depreciated and amortized based on total estimated proved developed reserve quantities.  Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties are periodically assessed for impairment.  If the unamortized capitalized costs of proved properties are in excess of estimated undiscounted future cash flows before income taxes, the property is impaired. Estimated future cash flows are determined using management’s best estimates and may be calculated using prices consistent with management expectations for our future oil and natural gas sales.  Unproved oil and natural gas properties are also periodically assessed for impairment, and a valuation allowance is provided if impairment is indicated. Impairment costs are included in exploration expense. Costs of expired or abandoned leases are charged against the valuation allowance. Costs of properties that become productive are transferred to proved oil and natural gas properties.

Sales of entire interests in proved and unproved properties, and sales of partial interests of proved properties result in the recognition of gains or losses.  Sales of partial interests of unproved properties are generally treated as a recovery of the cost of the interests retained.

Proved Oil and Natural Gas Reserves

Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including our depreciation, depletion and amortization expense. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Our estimated proved reserves for the year ended December 31, 2008 were prepared by Forrest A. Garb & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data, Supplemental Oil and Gas Disclosure.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and natural gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land and seabed. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth and currently available procedures. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and fluctuating prices for services and materials required. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

Accounting standards require that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (DD&A) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense.

Revenue Recognition

We recognize revenue when oil and natural gas quantities are delivered to or collected by the respective purchaser. We sell our oil and natural gas production to independent purchasers. Title to the produced quantities transfers to the purchaser at the time the purchaser collects or receives the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for oil and natural gas purchases within thirty to sixty days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such production to ensure that receivables from those purchasers are collectible. All transportation costs are accounted for as a reduction of oil and natural gas sales revenue.

New Accounting Standards

FASB Statement of Accounting Standard No. 157, “Fair Value Measurement” (“SFAS 157”):  SFAS 157, issued in September 2006, defines fair value, provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”):  SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”):   SFAS No. 141(R) was issued in December 2007 to replace SFAS 141.  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141 (R) will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at the time they occur.

FASB Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We do not currently have any non-controlling interests and do not believe that the adoption of SFAS No. 160 will have an effect on its financial position or results of operations.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”):  SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”):  SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles."

Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting”:  Issued December 31, 2008, SEC Release No. 33-8995 revised disclosure requirements for oil and natural gas companies. In addition to changing the definition and disclosure requirements for oil and natural gas reserves, the new rules change the requirements for determining oil and natural gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and natural gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have an effect on our depletion rates for its natural gas and crude oil properties. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule.  The Company is currently evaluating the impact of SEC Release No. 33-8995 on its consolidated financial statements and related disclosures.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMETARY DATA

Our consolidated financial statements, together with the independent registered public accounting firm’s report of Causey Demgen & Moore Inc., begin on page F-1, immediately after the signature page, and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the year ended December 31, 2007, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting that we have remedied during our 2008 fiscal year, as follows:

2007 Identified Material Weakness	2008 Remediation

Accounting and Executive Personnel
In June 2008, a new management team was installed to run our operations, including a new Chief Executive Officer, Chief Financial Officer, Chief Operating Offices, as well as additional accounting and land management department personnel. In October 2008, an executive Corporate Development position was created and staffed.

Effective Utilization of Accounting Systems
We have transferred data to a more robust and centralized accounting system that will provide for effective and efficient integration of oil and natural gas specific tasks with generic financial reporting tasks.

Effective Control in Certain Accounting Areas
We have implemented appropriate controls over documentation of accounting protocols and separation of responsibilities, including payables, cash utilization, account structures and general ledger journal entries. We have improved our financial reporting controls by (i) establishing a procedure for changing account structures and restrict system access accordingly, (ii) implementing a process to review accounting entries posted into General Ledger, (iii) beginning the process of documenting all key financial reporting processes, and (iv) establishing an effective document control and retention procedure.

Effective Control in Certain Operational Areas
We have implemented (i) appropriate controls over documentation of operating protocols, including guidelines for authorization levels for entering into agreements, such as oil and natural gas leases, joint operating agreements, orders, non-disclosure agreements, sales and other contracts and (ii) a monitoring process to insure that all leases and material contracts are documented appropriately and represent the transfer of valid leasehold rights prior to execution.

Segregation of Authority and Duties
We have implemented appropriate internal controls at the highest executive and management levels of the Company, through (i) the segregation of authority and duties, (ii) majority of independent directors (iii) Executive Committee involvement in all material contacts and acquisitions, (iv) addition of key executive personnel.

Documentation of Equity Transactions	We have established procedures for the effective communication between legal counsel and our Chief Financial Officer to record and document all new equity transactions on a real time basis.
Centralized, Indexed Filing System	With additional management personnel resources, we have developed a system and protocol for the effective documentation of critical operative documents.
Employee Handbook
We have developed an employee handbook for employees that includes Company policies concerning standards of conduct, code of ethics, non-discrimination, harassment, Americans with Disabilities Act, conflict of interest, whistleblower program, insider trading and confidentiality.

Employee Performance Evaluation
We are a small company and have implemented a weekly “all hands” staff meeting, including executive management, to discuss upcoming events and needs of management, and to evaluate the progress of projects assigned to employees.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be contained in this Item is incorporated by reference from Part I. Item 1. “Business” of this report and by reference either to our definitive proxy statement to be filed with respect to our 2009 annual meeting or via the filing of an amendment to this Form 10-K.

ITEM 11.              EXECUTIVE COMPENSATION

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Executive Compensation” or via the filing of an amendment to this Form 10-K.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Principal Stockholders and Security Ownership of Management” or via the filing of an amendment to this Form 10-K.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting under the heading “Certain Transactions” or via the filing of an amendment to this Form 10-K.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be contained in this Item is incorporated either by reference to our definitive proxy statement to be filed with respect to our 2009 annual meeting or via the filing of an amendment to this Form 10-K.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated/Combined Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules:

None

(3)	Exhibits:

            The following documents are included as exhibits to this Annual Report:

Number	Description	Ref.
3.1	Articles of Incorporation (Nevada)	(1)
3.2	By-laws (as amended February 6, 2009)	*
4.1	Rights of securities holders – Common Stock (Articles of Incorporation, Sections 5 and 6)	(1)
4.2	Rights of securities holders – Common Stock (Amended By-laws, Sections II, VIII. IX and XII)	**
4.3	Rights of securities holders – Certificate of Designations Series A Convertible Preferred Stock	*
10.1	Employment Agreement - Michael J. Pawelek, CEO	(2)
10.2	Employment Agreement - Wayne Psencik, COO	(2)
10.3	Employment Agreement - Sherry L. Spurlock, CFO	(2)
10.4	Employment Agreement – Theodore J. Wicks, EVP Corporate Development	(3)
10.5	Securities Purchase Agreement, dated April 1, 2008, among the Company, Longview Fund, L.P. and Longview Marquis Master Fund, L.P.	(4)
10.6	Amendment to Senior Notes and Purchase Agreement, dated June 30, 2008, among the Company, Longview Fund, L.P. and Longview Marquis Master Fund, L.P.	(5)
10.7	Securities Purchase Agreement between the Company and Longview Marquis Master Fund, L.P, dated as of September 19, 2008	(6)
10.8	Form of Bridge Note	(6)
10.9	Form of Bridge Security Agreement	(6)
10.10	Form of Bridge Mortgage	(6)
10.11	Form of Bridge Account Control Agreements	(6)
10.12	Form of Bridge Guaranty	(6)
10.13	Form of Bridge Pledge Agreement	(6)
10.14	Form of Conveyances of Limited Overriding Royalty Interests	(6)
10.15	Form of Intercreditor Agreement	(6)
10.16	Form of Omnibus Amendment to Security Documents	(6)
10.17	September 2008 Waiver and Amendment	(6)
10.18	Securities Exchange Agreement (Equity and Assets for Debt Exchange), dated February 20, 2009 between the Company and Longview Fund, L.P	(7)
10.19	Asset Purchase and Sale Agreement dated February 20, 2009 between the Company and Longview Fund, L.P	(7)
10.20	Asset Purchase Waiver and Consent, dated February 20, 2009 by Longview Marquis Master Fund, L.P	(7)
21.1	Subsidiaries of the Company
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
		*

*	Filed herewith
**	Included in Exhibit 3.2

(1) Previously filed with the Commission as an exhibit to the Company’s Form 10-SB on April 30, 2004
(2) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on June 25, 2008
(3) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on October 2, 2008
(4) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on April 15, 2008
(5) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 2, 2008
(6) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on September 24, 2008
(7) Previously filed with the Commission as an exhibit to the Company’s Form 8-K on February 23, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH TEXAS OIL COMPANY

Date: March 30, 2009	By:	/s/ Michael J. Pawelek
Michael J. Pawelek
President and Chief Executive Officer (Principal Executive Officer)

SOUTH TEXAS OIL COMPANY

Date: March 30, 2009	By:	/s/ Sherry L. Spurlock
Sherry L. Spurlock
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Pawelek	Chairman of the Board, President	March 30, 2009
Michael J. Pawelek	and Chief Executive Officer

/s/ David P. Lieberman	Director	March 30, 2009
David P. Lieberman

/s/ Stanley A. Hirschman	Director	March 30, 2009
Stanley A. Hirschman

/s/ Bryce W. Rhodes	Director	March 30, 2009
Bryce W. Rhodes

/s/ Doyle A. Valdez	Director	March 30, 2009
Doyle A. Valdez

SOUTH TEXAS OIL COMPANY

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SOUTH TEXAS OIL COMPANY and Subsidiaries
San Antonio, Texas

We have audited the consolidated balance sheet of South Texas Oil Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Texas Oil Company and subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Causey Demgen & Moore Inc.

Causey Demgen & Moore Inc.
Denver, Colorado
March 30, 2009

SOUTH TEXAS OIL COMPANY
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and equivalents	$4,254,642	$2,186,428
Accounts receivable	3,084,498	4,226,171
Prepaid expenses and other	279,574	4,249
Assets held for sale	9,520,109	-
Total current assets	17,138,823	6,416,848
Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	49,489,536	23,383,575
Unproved properties	5,868,754	30,757,344
Less accumulated depreciation, depletion and amortization	(9,656,545)	(5,727,612)
	45,701,745	48,413,307
Other property and equipment
Drilling equipment	1,300,000	3,138,258
Vehicles	288,632	172,608
Other	189,811	119,495
Less accumulated depreciation and amortization	(173,522)	(130,397)
Total other property and equipment, net	1,604,921	3,299,964
Total property and equipment, net	47,306,666	51,713,271
Debt issuance costs, net of amortization	3,456,094	5,298,274
Total Assets	$67,901,583	$63,428,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$7,628,453	$1,564,243
Other payables and accrued liabilities	1,598,994	3,349,067
Participant advances received	69,313	120,622
Current maturities of notes payable and long-term debt	17,146,710	1,404,185
Current maturities of notes payable, related parties	25,325,341	17,067
Current portion of deferred liability	1,000,000	-
Total current liabilities	52,768,811	6,455,184
Noncurrent Liabilities
Notes payable and long-term debt	727,128	24,986,861
Asset retirement obligation, net of current portion	948,821	801,941
Deferred liability, net of current portion	500,000	-
Total noncurrent liabilities	2,175,949	25,788,802

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized,
17,738,862 shares issued, 16,730,529 shares outstanding (2008)
and 16,482,571 shares issued and outstanding (2007)	17,740	16,483
Additional paid-in capital	44,321,215	39,921,615
Accumulated deficit	(28,480,122)	(8,753,691)
Less treasury stock, at cost, 1,008,333 shares	(2,902,010)	-
Total stockholders' equity	12,956,823	31,184,407
Total Liabilities and Stockholders' Equity	$67,901,583	$63,428,393

See notes to audited consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Revenues
Oil and gas sales	$9,259,130	$5,351,595
Drilling services	-	341,312
Total revenues	9,259,130	5,692,907

Costs and Expenses
Production expenses	3,821,758	1,921,091
Production taxes	348,649	275,335
Drilling services costs	263,717	281,051
Exploration expenses	342,387	-
General and administrative expenses	7,897,666	2,092,243
Depreciation, depletion and amortization	4,401,913	4,881,975
Total costs and expenses	17,076,090	9,451,695

Loss from Operations	(7,816,960)	(3,758,788)

Other Income (Expense)
Interest income	21,158	27,929
Loss from derivatives	(4,822,720)	-
Interest expense	(4,218,095)	(967,695)
Debt issuance costs amortization	(2,776,834)	(1,902,670)
Loss on conversion of debt	(112,980)	-

Other income (expense), net	(11,909,471)	(2,842,436)

Net Loss Before Tax	(19,726,431)	(6,601,224)

Income tax expense (benefit)	-	-

Net Loss	$(19,726,431)	$(6,601,224)

Loss Per Common Share:
Basic and Diluted	$(1.23)	$(0.45)

Weighted average number of common shares outstanding:
Basic and Diluted	16,028, 178	14,679,659

See notes to audited consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Stockholders' Equity

			Additional				Total
	Common Stock		Paid-In	Subscription	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Stock	Equity

Balance, December 31, 2006	13,444,743	$13,445	$13,580,620	$(7,500,000)	$(2,152,467)	$-	$3,941,598

Shares issued in payment of royalties	13,098	13	74,146	-	-	-	74,159
Cashless exercise of stock options	787,652	788	(788)	-	-	-	-
Warrants issued in connection with loan agreement	-	-	5,700,945	-	-	-	5,700,945
Vehicle contributed by related party	-	-	2,151	-	-	-	2,151
Shares issued for asset acquisitions:
Colorado leases	-	-	-	7,500,000	-	-	7,500,000
Leexus Operating Company	2,000,000	2,000	18,978,000	-	-	-	18,980,000
Oil and gas interests of Diversity Petroleum, LLP	105,820	106	999,894	-	-	-	1,000,000
Drilling rig from Granite Energy, Inc.	32,258	32	299,968	-	-	-	300,000
Issued to escrow for drilling rig purchase	93,000	93	(93)	-	-	-	-
Stock options issued in exchange for services	-	-	229,778	-			229,778
Shares issued in exchange for services	6,000	6	56,994	-			57,000
Net loss for the year	-	-	-	-	(6,601,224)	-	(6,601,224)

Balance, December 31, 2007	16,482,571	16,483	39,921,615	-	(8,753,691)	-	$31,184,407

Stock grants	774,792	775	2,843,393	-	-	-	2,844,168
Non-cash stock compensation	-	-	478,170	-	-	-	478,170
Shares repurchased into treasury	(1,008,333)	-	-	-	-	(2,902,010)	(2,902,010)
Shares issued in exchange for debt	403,499	404	774,315	-	-	-	774,719
Shares issued in exchange for services	78,000	78	303,722	-	-	-	303,800

Net loss for the year	-	-	-	-	(19,726,431)	-	(19,726,431)

Balance, December 31, 2008	16,730,529	$17,740	$44,321,215	$-	$(28,480,122)	$(2,902,010)	$12,956,823

See notes to audited consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007

Operating Activities
Net loss	$(19,726,431)	$(6,601,224)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,401,913	4,881,975
Amortization of debt issuance costs	2,776,834	1,902,670
Amortization of deferred stock compensation	3,322,338	286,778
Amortization of debt discount	334,413	205,345
Compensatory common stock and option issuances	303,800	-
Common stock issued for royalties	-	74,159
Accretion of discount on asset retirement obligation	135,944	-
Loss on conversion of debt to equity	112,980	-
Loss on sale of other property and equipment	1,889	-
Changes in operating assets and liabilities:
Accounts receivable	1,141,673	(4,185,941)
Prepaid expenses and other	(275,325)	5,500
Accounts payable	6,064,210	1,546,991
Accrued liabilities	(1,750,073)	3,389,407
Participant advances received	(51,309)	-
Deferred liability	1,500,000	-
Net cash provided by (used in) operating activities	(1,707,144)	1,505,660

Investing Activities
Purchases and development of oil and gas
properties	(9,152,895)	(22,145,848)
Proceeds from disposition of other property and equipment	78,949	-
Purchase of other property and equipment	(432,425)	-
Net cash used in investing activities	(9,506,371)	(22,145,848)

Financing Activities
Proceeds from notes payable and long-term debt	13,380,292	21,877,350
Proceeds from notes payable, related party	7,500,000	-
Payments of notes payable and long-term debt	(3,744,832)	(272,970)
Debt issuance costs incurred	(934,654)	-
Payments of related party notes payable	(17,067)	(50,914)
Purchase of treasury shares	(2,902,010)	-
Net cash provided by financing activities	13,281,729	21,553,466

Net Increase in Cash and Equivalents	2,068,214	913,278

Cash and equivalents at beginning of period	2,186,428	1,273,150

Cash and Equivalents at End of Period	$4,254,642	$2,186,428
Supplemental Disclosures:
Cash paid for interest	$1,231,292	$207,361
Non-cash investing and financing activities:
Purchase of property, plant and equipment with directly related debt	$-	$4,581,321
Purchase of property, plant and equipment with common stock	-	27,780,000
Increase in property, plant and equipment for asset retirement obligation	10,936	424,165
Warrants issued for debt origination	-	5,700,945
Vehicle contributed by a related party	-	2,151
Overriding royalty interests granted for debt origination	375,000	1,500,000

See notes to audited consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

South Texas Oil Company was incorporated under the laws of the State of Nevada on July 31, 2001 as Nutek Oil, Inc., a wholly owned subsidiary of Nutek, Inc., a Texas corporation (“Nutek”). The Company’s Articles of Incorporation presently authorize 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. On August 1, 2001 and January 8, 2004, Nutek made distributions of the Company’s common stock to its stockholders pursuant to a planned “spin-off” that resulted in all of the outstanding shares of the Company’s common stock being held by the stockholders of Nutek. On April 1, 2005, the Company’s name was changed from Nutek Oil, Inc. to South Texas Oil Company.  Our business activities are primarily conducted through our wholly owned subsidiaries, Southern Texas Oil Company, STO Drilling Company, STO Operating Company, and STO Properties LLC, a wholly owned subsidiary of STO Operating Company. The Company operates in one reportable segment engaged in the exploration, development and production of oil and natural gas properties.

At December 31, 2008, the Company had a working capital deficit of $35.6 million, including $42.5 million currently due related to long-term debt.  Long-term debt repayment scheduled for 2009 includes $7.0 million in senior notes payable due in September 2009, and $34.3 in notes payable under the credit facility due in December 2009.  Additionally, the Company has accounts payable and accrued liabilities outstanding at December 31, 2008, of $9.2 million.  If the Company is unable to service its debt, it may be required, but unable to refinance all or part of its existing debt.  If the Company is unable to pay, or otherwise resolve, its accounts payable balances in a timely manner, the vendors to whom the Company owes unpaid balances may cause liens to be filed against the Company’s oil and natural gas properties. The Company may also suffer the refusal or withdrawal of trade credit from vendors as a consequence of non-timely accounts payable payment.  These factors could disrupt the Company’s ability to conduct operations on its properties and affect the ability to initiate and/or complete the capital expenditure activities budgeted for 2009.  Historically the Company’s revenues have not been sufficient to provide all of its cash needs, and the Company has relied on borrowings from private investors to provide the cash needed to meet both short and long-term liquidity requirements.  Management does not believe that current cash balances and cash flows from operations during 2009 will be sufficient to fund the Company’s cash requirements, and additional capital will be required.

Management is engaged in the pursuit of potential debt and/or equity financing and in the evaluation of other alternatives, such as joint ventures with third parties or sales of interests in certain of the Company’s assets.   As part of management’s strategy for addressing the Company’s liquidity and capital resources needs, subsequent to year end the Company entered into a definitive agreement with one of its lenders providing for comprehensive debt restructuring and a non-core asset divestiture.  These transactions have not yet closed pending SEC review of our Information Statement on Form 14C, and are subject to customary closing conditions.  The agreement provides for the issuance of shares of  Series A Convertible Preferred Stock in exchange for approximately $16.3 million of the notes payable under the credit facility with a maturity date of December 2008, and an exchange of certain of the Company’s non-core assets for the extinguishment of approximately $9.8 million of additional notes payable under the credit facility maturing in December 2008.  Refer to Note 11 – Subsequent Events for additional information regarding these transactions.

At December 31, 2008, the Company reported substantial growth over the prior year end in estimated total proved oil and natural gas reserves.  Management believes this contributes to the Company’s ability to pursue new sources of debt and/or equity financing for the development of the Company’s reserves.

Due to current capital and credit market conditions in which numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and the world, management cannot be certain that funding will be available to us in required amounts or on acceptable terms.  If the Company is not successful in obtaining sufficient funding or completing an alternative transaction or transactions on a timely basis on acceptable terms, the Company could be required to curtail expenditures or restructure operations, and it would be unable to implement the 2009 capital expenditure program, either of which could have a material adverse affect on the business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, oil and natural gas revenues and expenses and deferred income taxes.  Actual results could materially differ from these estimates. Estimates that may significantly impact the Company financial statements include reserves, depletion, and impairment on oil and natural gas properties.

Consolidation: The accompanying financial statements include the accounts of South Texas Oil Company and its wholly owned subsidiaries, collectively referred to as the “Company.”  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition: Oil and natural gas revenue is recognized from the Company’s interest in producing wells as the oil and natural gas is produced and sold from those wells to third parties. Oil and gas sold by the Company is not significantly different from the Company’s share of production in its producing wells.

Reclassifications:  Certain amounts for 2007, none of which were significant, have been reclassified to conform to the 2008 presentation.

Cash and Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:  Accounts receivable are reported at outstanding principal net of allowance for doubtful accounts of $0 at December 31, 2008.  The allowance for doubtful accounts is determined based on the Company’s historical losses, as well as review of specific accounts.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company does not charge interest on accounts receivable. Accounts receivable greater than 90 days past due at December 31, 2008 and 2007 were $77,354 and $45,616, respectively.

Oil and Natural Gas Properties: The Company uses the successful efforts method of accounting for its oil and natural gas properties.  Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred   The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether proved reserves can be attributed to the Company’s interests as a result of drilling the well.  If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense.  Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find proved reserves, and related costs to plug and abandon wells and costs of site restoration are capitalized.

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is computed using the unit-of-production method based on recoverable reserves as estimated by the Company’s independent reservoir engineers.   Capitalized acquisition costs are depleted based on total estimated proved developed and proved undeveloped reserve quantities.  Capitalized costs to drill and equip wells are depreciated and amortized based on total estimated proved developed reserve quantities.  Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs.  Oil and natural gas properties are periodically assessed for impairment.  If the unamortized capitalized costs of proved properties are in excess of estimated undiscounted future cash flows before income taxes, the property is impaired.  Estimated future cash flows are determined using management’s best estimates and may be calculated using prices consistent with management expectations for the Company’s future oil and natural gas sales.  Unproved oil and natural gas properties are also periodically assessed for impairment, and a valuation allowance is provided if impairment is indicated.  Impairment costs are included in exploration expense.  Costs of expired or abandoned leases are charged against the valuation allowance.  Costs of properties that become productive are transferred to proved oil and natural gas properties.

Sales of entire interests in proved and unproved properties, and sales of partial interests of proved properties result in the recognition of gains or losses.  Sales of partial interests in unproved properties are generally treated as a recovery of the cost of the interests retained.

Other Property and Equipment:  Other property and equipment is recorded at historical cost.  Depreciation is computed using the straight-line method over the useful lives of the assets ranging from five years for office equipment and vehicles to twenty years for drilling rigs.  Major renewals and betterments are capitalized while repairs are expensed as incurred.

Debt Issuance Costs: Costs incurred in connection with obtaining debt financing are capitalized and amortized over the term of the related debt.

Asset Retirement Obligation:  The fair value of a liability for an asset retirement obligation is recognized when it is probable an obligation has been incurred and the obligation can be reasonably estimated.  This generally occurs when a well is completed for production.  The liability is accreted to its present value each reporting period, and the corresponding capitalized cost is depreciated over the estimated useful life of the related asset.  Gain or loss is recognized at the time the asset retirement obligation is settled, if settlement occurs for an amount other than the recorded liability.

Treasury Stock:  Treasury stock purchases are recorded at cost.

Stock Based Compensation:  The Company records stock based compensation based on the estimated fair value of the awards on the date of grant. Forfeitures of awards are estimated based on the Company’s experience, and recognizes compensation only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the period required for the award to vest or the derived service period implied by special accelerated vesting provisions, when they might exist as a feature of the award granted.

Derivative Instruments and Hedging Activities:  The Company from time to time enters into derivative contracts, including price swaps, caps and floors, to manage the risks associated with changes in commodity prices related to the sale of its future oil and natural gas production.  These contracts require payments to (or receipts from) counter parties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the actual exchange of the underlying volumes.  The accounting for these transactions is determined on a contract by contract basis, depending on the terms of the contract.

During 2008, the Company entered into derivative instruments covering the period January 1, 2008 through December 31, 2008.  As of December 31, 2008, no open contracts remained and no related balances were reported on the balance sheet.  All amounts realized as a result of the 2008 derivative instruments and hedging activities were fully recognized as a component of net income in the statement of operations for the period.

Income Taxes: Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of changes in tax rates of deferred tax assets and liabilities is recognized in the period of enactment.  Deferred tax assets are reduced by a valuation allowance when management expects it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Earnings (Loss) Per Common Share:  Basic earnings (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during each year.  Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock plus common stock equivalents for dilutive securities outstanding.  The treasury stock method is used to calculate the effect of outstanding stock options and warrants. Dilutive securities or common stock equivalents having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation of earnings per share for the period in which the security is anti-dilutive.

Comprehensive Income:  Comprehensive income is defined as the change in equity during a reporting period resulting from transactions and other events and circumstances from non-owner sources, and is comprised of net income and other comprehensive income. The Company’s financial statements do not include any sources of other comprehensive income for the years ended December 31, 2008 and 2007.

Concentrations of Credit Risk:  Credit risk represents the accounting loss that would be recognized if counter parties to the Company’s transactions failed completely to perform as contracted.  Concentrations of credit risk that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligation to be similarly affected by changes in economic or other conditions.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents, and accounts receivable.  The Company places its cash with major financial institutions, which from time to time, may exceed federally insured limits. Generally, these deposits may be redeemed upon demand, and, therefore, management believes the risk of loss is minimal.  Substantially all of the Company’s accounts receivable is from oil and gas sales and joint interest billings to third parties in the oil and natural gas industry.  Collateral is generally not required.  This concentration of customers and joint working interest owners may affect the Company’s credit risk because these parties may be similarly affected by changes in economic or other conditions.  Historically, the Company has not experienced credit losses on receivables.

For the years ended December 31, 2008 and 2007, the Company’s single largest customer accounted for 70% and 69%, respectively, of the Company’s total oil and gas revenues.  Management does not believe the loss of the Company’s largest customer would materially affect the Company’s ability to sell its oil production.

Fair Value of Financial Instruments:  Current assets and current liabilities are reflected in the accompanying financial statements at cost, which approximates fair value because of the short-term maturity of these instruments.  Long-term debt is based on secondary market indices.  Since it is not quoted, estimates are based on obligations’ characteristics, including maturities, interest rates, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

Recent Accounting Pronouncements:

FASB Statement of Accounting Standard No. 157, “Fair Value Measurement” (“SFAS 157”):  SFAS 157, issued in September 2006, defines fair value, provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”):  SFAS 159, issued in February 2007, allows entities the option to measure the eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”):   SFAS No. 141(R) was issued in December 2007 to replace SFAS 141.  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141 (R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

FASB Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”): SFAS 160, issued in December 2007, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not currently have any non-controlling interests and does not believe that the adoption of SFAS No. 160 will have a material effect on its financial position or results of operations.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”):  SFAS 161, issued in March 2008, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008. The Company does not believe that the adoption of SFAS No. 161 will have a material effect on its financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”):  SFAS 162, issued in May 2008, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles."

Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting”:  Issued December 31, 2008, SEC Release No. 33-8995 revised disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a 12-month average price rather than period-end prices. The use of a 12-month average price could have an effect on the Company’s depletion rates for its natural gas and crude oil properties. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule.  The Company is currently evaluating the impact of SEC Release No. 33-8995 on its consolidated financial statements and related disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2008	2007

Oil and gas properties	$55,358,290	$54,140,919
Accumulated DD&A	(9,656,545)	(5,727,612)
	45,701,745	48,413,307

Other property and equipment	1,778,443	3,430,361
Accumulated depreciation	(173,522)	(130,397)
	1,604,921	3,299,964

	$47,306,666	$51,713,271

Assets Held for Sale

Assets held for sale at December 31, 2008 include the Colorado DJ Basin oil and gas properties and one of the Company’s drilling rigs and associated assets in connection with the pending transaction that includes an agreement to sell the Company’s interest in these assets in exchange for the discharge of a portion of the Company’s outstanding debt.  Refer to Note 11 – Subsequent Events for a description of the pending transaction.

As of December 31, 2008, assets held for sale includes the following balances:

Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	$828,850
Unproved properties	7,117,610
Less accumulated depreciation, depletion and amortization	(267,922)
Total oil and gas properties, net	7,678,538

Other property and equipment
Drilling equipment	1,980,004
Less accumulated depreciation and amortization	(138,433)
Total other property and equipment, net	1,841,571

Total property and equipment, net	$9,520,109

2008 Acquisition Activities

The Company did not complete any significant oil and gas property acquisition transactions during 2008.

2007 Acquisition Activities

During 2007, the Company completed several oil and gas property acquisition transactions as follows:

•
In April 2007, the Company entered into a merger agreement under which Leexus Operating Company was acquired from the selling shareholders of Leexus Properties Corp. (the “Sellers”).  The Company received approximately $6.1 million in proved oil and gas properties and approximately $18.2 million in unproved oil and gas properties in exchange for cash of $3.0 million, a note payable to the Sellers with a discounted value at closing of $2.3 million and 2 million shares of the Company’s common stock with a fair market value on the date of issuance at $19.0 million.  The note payable was issued with an adjusted principal amount of $4.5 million before discount, an annual effective interest rate of 12.5% and a repayment calculated based on the production rates of the oil and gas properties underlying the transaction.  A portion of the common stock issued in this transaction was returned to the Company and the balance of the note payable to the Sellers was reduced during 2008 pursuant to a settlement agreement entered into by the Company and certain of the parties comprising the Sellers.  Refer to description at Note 4 – Long-Term Debt.

•
In April 2007, the Company entered into an equipment purchase agreement to acquire a drilling rig and related equipment for a total purchase price of $1.1 million.  The Company paid $885,418 in cash and issued an $180,000 non-interest bearing note to the seller.  The note was recorded on the date of acquisition with a discounted value of $152,794 to yield an effective annual interest rate of 12.25%.  During 2007, the value of the note was decreased by $62,683 as a purchase price adjustment related to repair costs incurred by the Company during the seller’s warranty period.

•
During June and August 2007, the Company acquired additional interests from selling parties in oil and gas properties located in the fields in which the Company originally acquired interests via Leexus Operating Company. The cumulative purchase price in these transactions was $2.1 million and was paid to the selling parties in cash.  The entire purchase price was allocated to proved oil and gas properties.

•
In September 2007, the Company acquired a second drilling rig for a total purchase price of $1.3 million.  The Company paid to the seller $300,000 in cash, issued to the seller a note payable for $700,000 bearing interest at 7% annually, payable over two years, and issued 32,258 shares of common stock with a fair market value of $300,000 on the date of issuance.

•
Also in September 2007, the Company purchased oil and gas properties with a total purchase price of $10.0 million.  The Company paid to the seller $7.5 million in cash, issued a promissory note payable for $1.5 million bearing interest at 10% per year (only in the event of default on the note), payable over two years, and issued 105,820 shares of common stock with a fair market value of $1.0 million on the date of issuance.  The note was recorded on the date of acquisition with a discounted value of $1,331,010 to yield an effective annual interest rate of 11.75% until maturity of the note.

NOTE 4 - LONG-TERM DEBT

As of December 31, 2008, the Company’s notes payable and long-term debt consists of the following:

	December 31,
	2008	2007

Junior notes payable under credit facility	$25,325,341	$-
Senior notes payable under credit facility	8,963,033	21,877,351
Senior notes payable under 2008 bridge loan	7,000,000	-
Discount on senior notes payable under 2008 bridge loan	(187,501)	-
Installment and promissory notes to finance purchases of certain oil and gas assets and
related equipment	2,595,054	6,632,125
Installment notes to finance purchase of company vehicles	109,682	55,437
Discount on other notes payable related to certain asset purchases	(606,430)	(2,156,800)
	43,199,179	26,408,113
Less Current Maturities	42,472,051	1,421,252
Long-Term Debt	$727,128	$24,986,861

Longview/Marquis Facility

As of December 31, 2008, the Company had a $32.5 million credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) with a total of $34.3 million outstanding, which included $1.9 million for interest accrued on the facility during the second and third quarters of 2008 added to the principal of the underlying notes.  Borrowings under the facility accrue interest at a rate equal to 12.5%.

The Company originally obtained the credit facility in January 2007, at which time the facility had an initial borrowing limit of $15.0 million that was later increased to $30.0 million in September 2007. In connection with the increase in borrowing limit, the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of the Company’s properties, and the Company granted security and pledge agreements that provided Longview with first priority security interests in substantially all of the Company’s assets.

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

On June 30, 2008, the Company, Longview and Marquis entered into another amendment to the credit facility, which (i) increased the aggregate maximum amount of senior secured notes from $32.0 million to $32.5 million and (ii) amended the senior secured notes to provide that the interest amounts due and payable under the senior secured notes will be capitalized and added to the principal amount of the senior secured notes for all interest amounts payable prior to the earlier of (a) December 31, 2008 and (b) the date on which the Company has received an aggregate of at least $15.0 million in gross proceeds in one or more transactions occurring after June 30, 2008 from any sales of debt and/or equity securities of the Company, any other debt or equity financings, any farm-out financing transaction that does not include operating obligations of the financing party as a material term of the transaction, and any sales of the Company’s oil and gas assets.

In September 2008, the notes payable to Longview under the facility were amended to provide for the payment-in-kind, or adding to the principal amount of the notes, interest accrued during the fourth quarter of 2008 through the January 2, 2009 scheduled interest payment date. On January 2, 2009, approximately $807,059 was added to the principal of the outstanding Longview notes to pay-in-kind interest accrued through that date.

Refer to Note 8 regarding related parties for a description of Longview as a related party to the Company.

Additional Marquis Debt

During April and May 2008, the Company obtained an agreement from Marquis to provide funding for the payment of margin calls made on the Company related to its derivative trading activities. Pursuant to this agreement, the Company received from Marquis a total of $1,571,922 in exchange for the issuance of subordinated demand promissory notes. As of June 30, 2008, Marquis had made demand payment of, and the Company paid two of the notes totaling $934,307. On September 19, 2008 in connection with entering into the Marquis Senior Secured Debt, the final note balance plus unpaid accrued interest, a total of $661,739, was converted into 403,499 shares of the Company’s common stock. The interest rate for these notes was 10%.

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

The Senior Secured Note is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by the Company and its subsidiaries (including mortgages on the Company’s and its subsidiaries’ real property interests), which have guaranteed the obligations of the Company under the Senior Secured Note and other transaction documents. Marquis’ secured position in this transaction is senior to the rights of all other secured parties, including the rights of Longview under that certain securities purchase agreement, as amended (the “April 2008 Purchase Agreement”) dated as of April 1, 2008, among the Company, Marquis and Longview, pursuant to which the Company has issued and sold secured notes in the aggregate principal amount of approximately $34,288,374 (the “Existing Notes”), except for the previously secured rights of Marquis, which continued to rank pari passu with the rights granted to Marquis under the Senior Secured Note. In conjunction with the transactions described in the Securities Purchase Agreement, the Company entered into a September 2008 Waiver and Amendment with Marquis and Longview, pursuant to which the parties amended and waived certain provisions and covenants, including a financial covenant, contained in the Existing Notes issued to Longview and the April 2008 Purchase Agreement that conflicted with the terms and conditions of the Securities Purchase Agreement and the transactions contemplated thereby.

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

The notes outstanding under the Longview/Marquis Facility and the Senior Secured Note contain various restrictive covenants, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements.  Further these notes require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.

Other Notes Payable

The total of the Company’s other notes payable and long-term debt at December 31, 2008 was $2.1 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

The following is a schedule of principal maturities of debt as of December 31, 2008:

Year Ended December 31,
2009	$42,472,051
2010	209,536
2011	149,098
2012	150,930
2013	133,865
Thereafter	877,630
Total	$43,993,110

The above schedule of debt maturities includes $25,325,341 related to notes payable to Longview maturing in 2009.

NOTE 5 – DEFERRED LIABILITY

Settlement Agreement

On May 15, 2008, the Company settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for us to pay $4.0 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue of 2,000,000 shares of the Company’s common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement agreement provided for the Company’s payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments, which will extinguish all of the Company’s past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date.  The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of our common stock was returned to us.  As of December 31, 2008, a total liability of $1.5 million is included on the Company’s balance sheet as long-term debt, $1.0 million of which is classified as current, and $500,000 of which is non-current. As scheduled according to the terms of the settlement agreement, the Company has committed to purchase the remaining 325,000 shares of common stocks in three remaining installments during 2009 and 2010.

NOTE 6 – ASSET RETIREMENT COSTS AND OBLIGATIONS

An asset retirement obligation is provided to reflect the Company’s legal obligations related to future plugging and abandonment of its wells.  The following is a reconciliation of the asset retirement obligation for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Balance, beginning of period	$854,941	$459,060
Liabilities incurred	57,073	349,183
Liabilities, change in estimate	(58,949)	-
Liabilities settled	-	-
Accretion of obligation	135,944	46,698
Balance, end of period	989,009	854,941

Current Portion Asset Retirement Obligation	40,188	53,000
Deferred Asset Retirement Obligation	$948,821	$801,941

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

During 2008, the Company issued 403,499 shares of common stock in settlement of $661,739 of certain subordinated demand promissory notes and related accrued interest.  The Company issued 78,000 shares to third parties as compensation for services valued at $303,800 during the year.

On May 15, 2008, the Company settled a lawsuit and counter lawsuit regarding disputes arising under an agreement related to the acquisition of certain assets in 2007 that called for the Company to issue shares of common stock to the counter parties, 1,333,333 shares of which were delivered in 2007.  The May 2008 settlement agreement provided for the return of 1,333,333 shares of the Company’s common stock previously issued, of which 1,008,333 shares were returned during 2008. As scheduled according to the terms of the settlement agreement, the Company has committed to purchase the remaining 325,000 shares of common stock in three remaining installments during 2009 and 2010.

Refer to Note 3 – Property and Equipment, for a description of 2007 acquisition transactions involving the issuance of shares of the Company’s common stock.

Preferred Stock

The Company has authorized 5 million shares of preferred stock.  As of December 31, 2008 and 2007, there were no shares of preferred stock issued and outstanding.

Stock Warrants

During 2007, the Company granted warrants to purchase 1,000,000 shares of common stock in connection with the origination of debt issued to Longview as described in Note 4. The value assigned to these warrants on the date of issuance was $5,700,945 and was calculated using the Black-Scholes valuation model with the following assumptions:  risk free interest rate, 5% expected dividend yield, 0% expected volatility, 180% and expected weighted average life, five years. This cost was accounted for as capitalized debt issuance costs and is amortized over the life of the related notes payable.

The following table summarizes activity relating to the Company’s stock warrants:

	Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2006	-	-	-
Granted	1,000,000	$10.00	$10.00
Outstanding, December 31, 2007	1,000,000	$10.00	$10.00
Granted	-	-	-
Outstanding, December 31, 2008	1,000,000	$10.00	$10.00

The following table summarizes information about stock warrants outstanding at December 31, 2008:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Wt. Avg. Remaining Contractual Life	Wt. Avg. Exercise Price	Number Exercisable	Wt. Avg. Exercisable Price
$10.00	1,000,000	3.1 years	$10.00	1,000,000	$10.00

Stock Options

In October 2007, the Company adopted the 2007 Stock Compensation Plan.  This plan provided for the issuance of 650,000 shares of common stock upon the exercise of options granted to management, employees and directors of the Company.  This plan has not been approved by the Company’s stockholders.  Pursuant to this plan, a total of 651,000 options were granted in 2007 with an exercise price of $9.45 per share.  At December 31, 2008, 245,500 of these options remain outstanding, of which 154,125 are unvested.

In June 2007, the Company adopted the Equity Incentive Compensation Plan.  This stock incentive plan provides for the issuance of up to 6,000,000 shares of common stock awards to Company employees, directors and officers, and consultants and directors who may not be employees of the Company.  The Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights and capital stock of the Company which may be subject to contingencies or restrictions.  The shareholders of the Company approved this plan in September 2008.  At December 31, 2008, 530,000 incentive stock options had been granted pursuant to this plan, all of which were outstanding and unvested.

In December 2008, stock options were issued to employees, excluding officers, under the Company’s Equity Incentive Compensation Plan adopted in June 2008.  These options were issued with a 10-year life and will vest and become fully exercisable in one-third increments on each of the first, second and third anniversaries of the date of issuance.  They were issued with an exercise price of $0.47 per share.  Additionally in December 2008, and under the same plan, stock options were issued to the Company’s outside directors.  These options were issued with a 10-year life and will vest and become fully exercisable one-half on March 31, 2009, and one-half on the day preceding the Company’s next annual stockholder meeting, scheduled to occur in May 2009.  These options were issued at market price on date of grant with an exercise price of $0.47 per share.

The following table summarizes the Company’s stock option activity:

	Shares Under Option	Exercise Price	Weighted Average Exercise Price	Weighted Average Fair Value Grants During Year

Outstanding, December 31, 2006	825,000	$0.46 – 0.50	$0.48
Granted to Directors	60,000	$9.45	$9.45	$5.50
Granted to Officers and Employees	621,000	$9.45	$9.45	$5.50
Exercised	(787,652)	$0.46 – 0.50	$0.48
Surrendered in cashless exercise	(37,348)	$0.46 – 0.50	$0.48
Forfeited	(30,000)	$9.45	$7.69
Outstanding, December 31, 2007	651,000	$9.45	$9.45
Granted to Directors	80,000	$0.47	$0.47	$0.47
Granted to Employees	450,000	$0.47	$0.47	$0.47
Forfeited	(405,500)	$9.45	$9.45
Outstanding, December 31, 2008	775,500	$9.45	$3.31

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Wt. Avg. Remaining Contractual Life	Wt. Avg. Exercise Price	Number Exercisable	Wt. Avg. Exercisable Price
$9.45	245,500	3.75 years	$9.45	91,375	$9.45
$0.47	530,000	10 years	$0.47	-	$0.47
	775,500		$3.31	91,375	$9.45

In accordance with Statement of Financial Accounting Standards 123R, the Company measures the value of the stock based compensation granted to it employees by use of a Black-Scholes valuation model in the case of stock options. That value is recognized as stock compensation expense over the expected life of the underlying options. Total stock-based compensation expense related to stock options was reported as part of the Company’s general and administrative expenses, and was $478,166 and $286,778 for the years ended December 31, 2008 and 2007, respectively.

The fair value for options granted was estimated on the grant date using the following weighted average assumptions:

	2008	2007
Risk-free interest rate	2.67%	4.05%
Expected dividend yield	0%	0%
Expected volatility of common stock	100%	81%
Expected weighted average life of option	5.19 years	3.5 years

Restricted Stock

On June 30, 2008, pursuant to the Equity Incentive Compensation Plan of South Texas Oil Company, the Company granted Stock Award Rights and Performance Option Rights under the Equity Incentive Compensation Plan, to provide for the issuance of stock grants and incentive stock options as compensation to its officers who joined the Company in June 2008. The Stock Awards Rights provide for the granting of restricted shares of the Company’s common stock at specified intervals and in amounts equal to specified values on the issuance dates. The Performance Option Rights provide for the issuance of stock options pursuant to the terms of the Equity Incentive Compensation Plan, which provide for the issuance of stock options upon achievement of certain Company performance goals. The first of three tranches of shares of common stock were issued in 2008 and were restricted at time of issuance.

In accordance with Statement of Financial Accounting Standards 123R, the Company measures the value of the stock based compensation granted to it employees in the case of stock grants based on the number of shares issued and the per share value of the Company’s stock on the date of issuance. That value is recognized as stock compensation expense over the period between the issuance of restricted shares and the lapse of the restrictions. The per share weighted average value of the date of grant for the June 2008 issuances was $3.69. Total stock-based compensation expense related to employee stock grants was reported as part of the Company’s general and administrative expenses, and was $2,844,168 for the year ended December 31, 2008.

NOTE 8 – RELATED PARTIES

The Company is deemed to have a related party relationship with Longview because Longview is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock at December 31, 2008.  Refer to Note 4 – Long-Term Debt for a description of the Company’s credit facility with Longview and the related notes payable.  Interest paid during the year ended December 31, 2008 and 2007, by the Company on notes payable to Longview was $899,106 and $414,631, respectively.

The Company is deemed to have a related party relationship with a third party who operates and is a joint interest owner in the Company’s oil and gas properties located in the DJ Basin in Colorado.   This party is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock at December 31, 2008.  The Company acquired its interests in these properties from the operator in a transaction which closed during 2007, whereby the Company exchanged 2,419,335 shares of its common stock, then valued at $7.5 million, for a 37.5% interest in the oil and gas properties.   The Company received approximately $338,089 and $129,713 in net oil and gas revenue distributions for the properties from the related party during the years ended December 31, 2008 and 2007, respectively.  The Company paid to the related party approximately $ 23,587 and $202,074 for capital expenditures and lease operating expenses, respectively, in 2008, and approximately $453,056 and $72,134 for capital expenditures and lease operating expense, respectively, in 2007.

The Company had notes payable of $17,067 payable to former executive officers of the Company at December 31, 2007. Those notes were no longer outstanding at December 31, 2008.

During a portion of 2008 and all of 2007, the Company leased for $750 per month approximately four acres of land from a former executive officer of the Company to use for a field office and to store certain vehicles and equipment belonging to the Company.  Also during a portion of 2008 and all of 2007, the Company paid $1,286 per month for the use of equipment belonging to former executive officer.  Both of these arrangements were terminated during the second and third quarters of 2008.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In June 2008, the Company relocated its corporate headquarters from Bastrop, Texas to San Antonio, Texas.  The San Antonio office location is now the Company’s primary office space and is leased through September 2010.  The Bastrop office was used as a field office from July 2008 through January 2009, the date of termination of the Bastrop office lease.  Upon termination of that lease, the Company entered into a lease for a field office in Giddings, Texas, expiring January 2010.  Additionally, the Company has entered into rental agreements for certain storage spaces and certain office equipment.  Total rent expense was $154,338 in 2008 and $18,250 in 2007.  Future minimum rentals for the next five years under all non-cancelable leases and contracts are as follows:

Year Ended December 31,
2009	$172,307
2010	118,349
2011	300
2012	-
2013	-

Pending or Threatened Litigation:

In the ordinary course of business, the Company is involved in various claims and legal proceedings.  Management believes that it is unlikely that any of the proceedings to which the Company is a party at December 31, 2008, will be finally resolved in a manner that would have a material adverse effect on the Company.  Accordingly, no contingent liabilities have been recognized at December 31, 2008 related to these matters.

NOTE 10 - INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, which provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority.  In 2007, the tax positions taken by the Company in its returns were examined.  It was determined that the Company does not have an asset or a liability for uncertain tax positions.  Accordingly, the Company has not recognized other tax assets or liabilities in its consolidated balance sheet.

Significant components of the Company’s deferred federal income tax assets and liabilities are composed of the following:

	December 31,
	2008	2007
Deferred tax assets:
Tax net operating loss carryforward	$9,500,810	$2,898,186
Stock compensation	1,204,396	78,125
Gross deferred assets	10,705,206	2,976,311
Deferred tax liabilities:
IDC and depreciation	(2,714,842)	(1,095,271)
Net deferred tax asset	7,990,364	1,881,040
Less valuation allowance	(7,990,364)	(1,881,040)
Deferred tax asset recorded	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the net deferred income tax asset to warrant the application of a full valuation allowance as of December 31, 2008.

At December 31, 2008, the Company had unused federal net operating loss carryforwards of approximately $28.0 million which expire 2021 through 2029.  Following is a reconciliation of the Company’s effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2008		2007

Income tax benefit at federal statutory rate	$6,706,987	34%	$2,244,416	34%
Non-deductible interest expense	(591,465)	(3)%	(646,908)	(10)%
Other non-deductible expenses	(6,198)	-	(1,932)	-
Change in valuation allowance	(6,109,324)	(31)%	(1,595,576)	(24)%

Current and deferred provision for income taxes	$-	-	$-	-

NOTE 11 – SUBSEQUENT EVENTS

On February 23, 2009, the Company announced a comprehensive debt restructuring and related agreements with Longview.  The agreements with Longview provide that Longview will restructure $26.1 million of debt (plus accrued interest) through (i) the payment of $16.3 million in debt (plus accrued interest) held by Longview in exchange for 1.6 million shares of the Company’s Series A Convertible Preferred Stock and (ii) a debt/non-core asset exchange between us and Longview valued at $9.8 million.

Pursuant to a securities exchange agreement, the Company will issue to Longview approximately 1.6 million shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of approximately $16.3 million of notes held by Longview. Each share of Series A Convertible Preferred Stock has a stated value equal to $10.00 per share, has no coupon rate, does not pay dividends, and has no voting rights. The shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time subsequent to 90 days after the issuance of the shares at a conversion price of $0.50 per share of common stock. Stockholders holding more than a majority of the Company’s outstanding common stock (approximately 59.36%) have approved the creation and issuance of the shares of Series A Preferred Stock to Longview, and an information statement has been filed with the Securities and Exchange Commission (the “SEC”), which is subject to SEC review. Following SEC review, notice will be provided to all of the Company’s stockholders that did not consent to such action, by delivery of an Information Statement prepared pursuant to Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”), and the exchange will close a minimum of 20 days following the mailing of the Information Statement to the stockholders.

The Company also entered into an asset purchase and sale agreement with Longview to sell the Company’s interest Colorado DJ Basin oil and gas properties and one of its drilling rigs and associated assets to Longview for a combined total of $9.8 million. Subject to the terms and conditions of the purchase and sale agreement, on the closing date, these assets will be conveyed to Longview in exchange for Longview’s discharge and satisfaction of $9.8 million in debt.  The Colorado property disposition includes approximately 217,000 Boe of proved reserves and an estimated 18 barrels of oil equivalent per day of net production.  Closing of both transactions is subject to customary closing conditions and SEC review of our Information Statement on Schedule 14C.

NOTE 12 – OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

The estimates of the Company’s proved reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants. The reserve information was prepared as of December 31, 2008. There are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved developed reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Costs Incurred and Capitalized Costs

The Company’s investment in oil and gas properties is as follows:

	December 31,
	2008	2007

Proved properties	$49,489,536	$23,383,575
Less accumulated depreciation, depletion and amortization	(9,656,545)	(5,727,612)
Net proved properties	39,832,991	17,655,963

Unproved properties:
Oil and gas leasehold costs	944,359	30,757,344
Drilling in progress	4,924,395	—
Total unproved properties	5,868,754	30,757,344

Net capitalized costs	$45,701,745	$48,413,307

The costs incurred in oil and gas acquisition, exploration and development activities are as follows:

	Period Ended December 31,
	2008	2007

Property acquisition costs, proved	$15,850,500	$11,933,621
Property acquisition costs, unproved	(17,770,980)	29,518,394
Exploration costs	2,062,329	—
Development costs	9,011,046	8,585,879
	$9,152,895	$50,037,894

The following costs of unproved properties are capitalized as part of the Company’s oil and gas properties.  These costs are excluded from the calculation of DD&A until such time the related drilling programs are completed and the costs can be evaluated as proved, or until the costs are determined to be impaired.
	December 31,
	2008	2007
Unproved properties:
Oil and gas leasehold acreage acquisition costs	$944,359	$30,757,344
Drilling in progress	4,924,395	—
	$5,868,754	$30,757,344

Oil and Gas Reserves and Related Financial Data (Unaudited)

Changes in estimated net quantities of conventional oil and gas reserves, all of which are located within the United States, are as follows:
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves:
Proved reserves, December 31, 2006	58,647	—
Extensions and discoveries	—	—
Reserves purchased	447,316	1,448,133
Sales volumes	(121,096)	(291,689)
Revisions of previous engineering estimates	3,790	—
Reserves transferred	—	—
Proved reserves, December 31, 2007	388,657	1,156,444
Extensions and discoveries	2,772,680	11,653,660
Reserves purchased	—	—
Sales volumes	(77,062)	(153,917)
Revisions of previous engineering estimates	(6,455)	(575,587)
Reserves transferred	—	—
Proved reserves, December 31, 2008	3,077,820	12,080,600
Proved developed reserves:
Proved developed reserves, December 31, 2008	350,290	1,615,350
Proved developed reserves, December 31, 2007	338,657	1,156,444
Proved developed reserves, December 31, 2006	58,647	—

The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company’s proved developed and undeveloped oil and gas reserves. Prices used to determine future cash inflows were based on the December 31, 2008 period end price for the proved developed reserves of $5.71 per mcf of gas and $44.60 per barrel of oil. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was estimated at 34% for combined federal and state rate, after giving consideration to the Company’s net operating loss carryforward and other tax attributes.

	2008	2007
Future cash inflows	$206,061,190	$45,940,000
Future production costs	(38,515,230)	(16,352,400)
Future development costs	(24,114,680)	(2,619,600)
Future income tax expense	(51,499,632)	(8,591,000)
Future net cash flows	91,931,648	18,377,000
10% annual discount to reflect timing of net cash flows	(46,856,548)	(5,702,000)
Standardized measure of discounted future net cash flows relating to proved reserves	$45,075,100	$12,675,000

The principal factors comprising the changes in the standardized measure of discounted future net cash flows are as follows for the years ended December 31:

	2008	2007
Standardized measure, beginning of year	$12,675,000	$860,200
Extensions and discoveries	64,230,640	-
Reserves purchased	-	14,701,100
Development costs incurred	205,752	-
Sales and transfers, net of production costs	(5,088,723)	(3,155,200)
Revisions in quantity and price estimates	(9,091,739)	268,900
Net change in income taxes	(19,680,300)	-
Accretion of discount	1,824,470	-
Standardized measure, end of year	$45,075,100	$12,675,000

Exhibit Index

Number	Description	Ref.
3.1	Articles of Incorporation (Nevada)	(1)
3.2	By-laws (as amended February 6, 2009)	*
4.1	Rights of securities holders – Common Stock (Articles of Incorporation, Sections 5 and 6)	(1)
4.2	Rights of securities holders – Common Stock (Amended By-laws, Sections II, VIII. IX and XII)	**
4.3	Rights of securities holders – Certificate of Designations Series A Convertible Preferred Stock	*
10.1	Employment Agreement - Michael J. Pawelek, CEO	(2)
10.2	Employment Agreement - Wayne Psencik, COO	(2)
10.3	Employment Agreement - Sherry L. Spurlock, CFO	(2)
10.4	Employment Agreement – Theodore J. Wicks, EVP Corporate Development	(3)
10.5	Securities Purchase Agreement, dated April 1, 2008, among the Company, Longview Fund, L.P. and Longview Marquis Master Fund, L.P.	(4)
10.6	Amendment to Senior Notes and Purchase Agreement, dated June 30, 2008, among the Company, Longview Fund, L.P. and Longview Marquis Master Fund, L.P.	(5)
10.7	Securities Purchase Agreement between the Company and Longview Marquis Master Fund, L.P, dated as of September 19, 2008	(6)
10.8	Form of Bridge Note	(6)
10.9	Form of Bridge Security Agreement	(6)
10.10	Form of Bridge Mortgage	(6)
10.11	Form of Bridge Account Control Agreements	(6)
10.12	Form of Bridge Guaranty	(6)
10.13	Form of Bridge Pledge Agreement	(6)
10.14	Form of Conveyances of Limited Overriding Royalty Interests	(6)
10.15	Form of Intercreditor Agreement	(6)
10.16	Form of Omnibus Amendment to Security Documents	(6)
10.17	September 2008 Waiver and Amendment	(6)
10.18	Securities Exchange Agreement (Equity and Assets for Debt Exchange), dated February 20, 2009 between the Company and Longview Fund, L.P	(7)
10.19	Asset Purchase and Sale Agreement dated February 20, 2009 between the Company and Longview Fund, L.P	(7)
10.20	Asset Purchase Waiver and Consent, dated February 20, 2009 by Longview Marquis Master Fund, L.P	(7)
21.1	Subsidiaries of the Company
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
		*
______________
*	Filed herewith
**	Included in Exhibit 3.2
(1)	Previously filed with the Commission as an exhibit to the Company’s Form 10-SB on April 30, 2004
(2)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on June 25, 2008
(3)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on October 2, 2008
(4)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on April 15, 2008
(5)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on July 2, 2008
(6)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on September 24, 2008
(7)	Previously filed with the Commission as an exhibit to the Company’s Form 8-K on February 23, 2009