Form 10-K/A
period 2008-12-31
SOUTH TEXAS OIL CO
filed 2009-04-30
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-33777

  South Texas Oil Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	74-2949620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant’s common stock of $3.69 per share as reported on the NASDAQ Global Stock Market on June 30, 2008 was $33,505,886.

As of April 29, 2009, there were outstanding 16,788,862 shares of common stock.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

South Texas Oil Company (hereinafter referred to as the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 30, 2009 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (SEC) subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The following biographical information provides forth the names and ages of each of our directors, as well the positions with the Company held by such directors as of December 31, 2008 and certain other biographical information:

Mr. Michael J. Pawelek, age 51, has been Chairman of the Board of Directors of the Company since November 2007 and serves on the Board’s Executive and Compensation committees.  Mr. Pawelek has been Chief Executive Officer and President of the Company since June 23, 2008.  Mr. Pawelek began his career as a geophysicist with Clayton Williams Company in 1981.  From 1985 to 1989 he was employed by TXO Production Corporation as a district geophysicist.  In 1989, he founded CPX Petroleum, which drilled over 60 wells under his management.  From 1991 to 1999, he founded and was the chief executive officer of Universal Seismic Associates, Inc., which generated annual revenue of $65 million and had over 400 employees.  From 1999 to 2001, he served as Vice President of Operations of Amenix USA, Inc., a private exploration and production company focused on oil and gas exploration in Louisiana.  From 2001 to 2004, he held a similar position at IBC Petroleum, managing the company’s assets while seeking financial partners.  From 2004 to 2007 he was President of BOSS Exploration & Production Corporation, a privately held Gulf Coast production company.  Immediately prior to joining the Company as its CEO, Mr. Pawelek served as President of Sonterra Resources, Inc., a company that has oil and gas assets in Texas state waters in Matagorda Bay.  Mr. Pawelek received a BS degree in Engineering from Texas A&M University.

Mr. David P. Lieberman, age 64, has been a member of the Company’s Board of Directors since November 2007 and serves on the Board’s Audit Committee (Chairman and Financial Expert), Compensation and Nomination committees.  Mr. Lieberman has been the Chief Financial Officer of Datascension, Inc., a telephone market research company that provides both outbound and inbound services to corporate customers, since January 2008 and a director of that company since 2006.  He has over 40 years of financial experience beginning with five years as an accountant with Price Waterhouse, from 1967 through 1972.  Mr. Lieberman has held executive management positions with both public and private companies, including serving in various senior executive positions, and he has a strong financial and operations background.  From 2006 to 2007, he served as Chief Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company based in San Diego.  From 2003 to 2006, he was the Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm.  In the 1990s, Mr. Lieberman served as President and Chief Operating Officer of both JLS Services, Inc. and International Purity, and also served as Chief Financial Officer for California Athletic Clubs, Inc.  Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the State of California. He resides in Las Vegas, Nevada.

Mr. Stanley A. Hirschman, age 62, has been a member of the Company’s Board of Directors since November 2007 and serves on the Board’s Executive, Audit and Nominating committees.  Since 1997, Mr. Hirschman has been President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He has been a director of Axion Power International, Inc. since 2006 and Datascension, Inc. since July 2008.  He was a director of Mustang Software, Inc. from 1995 and its chairman from 1999 to its acquisition in 2000.  Prior to establishing CPointe Associates, he was Vice President Operations, Software Etc., Inc., a 396-store retail software chain, from 1989 until 1996. He also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, the KMPG Audit Committee Institute and attended the Harvard Business School Audit Committees in the New Era of Governance symposium.  He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

Mr. Bryce W. Rhodes, age 55, has been a member of the Company’s Board of Directors since December 2008 and serves on the Board’s Audit and Nominating and Corporate Governance committees. Mr. Rhodes has been providing oil and gas investment advice and management services to Whittier Properties, LLC since March 2007. Prior to then, Mr. Rhodes served as the President and Chief Executive Officer and board member of Whittier Energy Corporation from September 2003 until the sale of the company in March 2007.  Mr. Rhodes was a Vice President of Whittier Energy Company since its incorporation in 1991 through September 2003.  In that capacity, he managed its acquisitions and exploration investments.  He served on the board of directors of PYR Energy Corporation, a public oil and gas exploration company from April 1999 until its sale in July 2007.  Mr. Rhodes began his career in 1979 as a strategic planning analyst for Santa Fe International Corporation and joined the M.H. Whittier Corporation, an independent oil company in 1985 as an investment analyst. He currently provides investment consulting and management services for the Whittier Trust Company and is a member of the board of directors of Canadian Phoenix Corporation.  He serves on several community boards and chairs the board of directors of the Helen Woodward Animal Center in Rancho Santa Fe, California.

Mr. Doyle A. Valdez, age 53, has been a member of the Company’s Board of Directors since December 2008 and serves on the Board’s Compensation and Nominating and Corporate Governance committees. Mr. Valdez is President of Valco Resource Management, Inc., an oil and gas production marketing and consulting firm that he established in 1987.  Mr. Valdez holds a BBA with concentration in finance from St. Edward’s University, and has worked in the energy industry for 26 years.  From 2001 to 2003, he served as Vice-President of Marketing for United Resources, LP.  In 1986-1987, Mr. Valdez was the Marketing Director of EnerPro, Inc.  Mr. Valdez is the former President of the Austin Independent School District Board of Trustees.  In 2007, the University of Texas created the Doyle Valdez Social Justice Award to recognize and honor an outstanding individual who works everyday to implement the principles of social justice.

Executive Officers

The following table sets forth the names and ages of our executive officers and the positions held by each as of December 31, 2008:

Name	Age	Position(s)
Michael J. Pawelek	51	Chairman, President and CEO
Wayne A. Psencik	45	Executive Vice President, Chief Operating Officer
Sherry L. Spurlock	47	Executive Vice President, Chief Financial Officer
Theodore J. Wicks	40	Executive Vice President, Corporate Development

Background of Executive Officers

Mr. Pawelek’s background information is set forth above under the caption “Directors”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of such forms filed, to our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the 2008 fiscal year: Mr. Hirschman filed one late Form 4, with one transaction not timely filed;  Messrs. Lieberman and Wicks each had one known failure to file a Form 4, with one transaction each not timely filed;  Messrs. Valdez and Rhodes each had each failed to file a Form 3 and Form 4, with one transaction not timely filed;  Messrs. Pawelek and Psencik and Ms. Spurlock each had one known failure to file a Form 4, with 2 transactions not timely reported.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to help directors and employees resolve ethical issues and to help us conduct our business in accordance with all applicable laws, rules and regulations and with the highest ethical standards. Our Code of Business Conduct and Ethics applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and all other executive officers. We also expect that any consultants we retain to abide by our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics sets forth our policies with respect to public disclosure of Company conflicts of interest, corporate opportunities, fair dealing, confidentiality, equal employment opportunity and harassment, protection and proper use of our assets and employee complaint procedures. Our Code of Business Conduct and Ethics is posted on our website at www.southtexasoil.com under the “Corporate Governance” caption. Any amendments to, or a waiver from, a provision of our Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) and is required to be disclosed by the relevant rules and regulations of the SEC will be posted on our website.

Stockholder Nominations for Director Nominees

No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our information statement on Schedule 14A filed with the SEC on November 25, 2008.  Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual meeting of stockholders.

Audit Committee

We currently maintain an audit committee.  The audit committee of our board of directors is composed of Messrs. Hirschman, Lieberman (chair) and Rhodes. Our board of directors has determined that each current member of the audit committee is independent for purposes of serving on such committee under NASDAQ listing standards and applicable federal law. Our board of directors has also determined that each current member of the audit committee is financially literate under NASDAQ listing standards and that Mr. Lieberman qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. See Mr. Lieberman’s relevant biography contained under the caption “Directors”. We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ listing standards and SEC rules and regulations.

ITEM 11.              EXECUTIVE COMPENSATION

Overview

This compensation discussion and analysis describes the significant elements of compensation awarded to, earned by, or paid during the fiscal year ended December 31, 2008, to each of our executive officers who are listed as named executive officers in our Summary Compensation Table below.  This discussion focuses on the information contained in the following tables and related footnotes for primarily the last completed fiscal year.  We have also included discussion of compensation actions taken before the last completed fiscal year to the extent we consider it contributes to the understanding of our executive compensation disclosure.

The principal components of our executive compensation program are salary and equity incentives including restricted stock grants and incentive stock options.  Additionally, we have agreement and contract provisions with our named executive officers providing for certain post-termination compensation.  Our strategy is to design and balance these compensation components such that we will adequately compensate and retain our executive officers.

Our Compensation Committee administers our executive compensation program.  The primary role of the Compensation Committee is to (i) reviewing and making determinations with respect to matters having to do with the compensation of executive officers and Directors of the Company and (ii) administering certain plans relating to the compensation of officers and Directors.

Our named executive officers are:

Michael J. Pawelek	Chief Executive Officer, President and Chairman of the Board
Sherry L. Spurlock	Executive Vice President and Chief Financial Officer
Wayne A. Psencik	Executive Vice President and Chief Operating Officer
J. Scott Zimmerman	Former Chief Executive Officer and President
Murray N. Conradie	Former Chief Executive Officer and Chairman of the Board

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Name & Principal Position	Year	Salary ($)		Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Michael J. Pawelek, CEO, President and Chairman of the Board	2008	$103,758	(2)	$948,056	$-	$3,000	(3)	$1,054,814
	2007	$-		$-	$-	$-		$-
Sherry L. Spurlock CFO, Executive Vice President	2008	$62,283	(2)	$948,056	$-	$-		$1,010,339
	2007	$-		$-	$-	$-		$-
Wayne A. Psencik, COO, Executive Vice President	2008	$93,450	(2)	$948,056	$-	$-		$1,041,506
	2007	$-		$-	$-	$-		$-
J. Scott Zimmerman, Former CEO and President	2008	$82,500	(4)	$-	$-	$182,500	(5)	$265,000
	2007	$42,500	(4)	$-	$261,373	$-		$303,873
Murray N. Conradie, Former CEO and Chairman of the Board	2008	$14,331	(6)	$-	$-	$244,072	(6)(7)	$258,403
	2007	$207,000		$-	$1,306,863	$29,000	(7)(8)	$$1,542,863

(1)
Stock and option award values represent the compensation cost of awards recognized for financial statement purposes, in accordance with Statement of Financial Accounting Standards 123, as revised (SFAS 123R).  Assumptions used to determine SFAS 123R values are described in Note 7 Stockholders’ Equity in our Notes to the Consolidated Financial Statements on our Form 10-K for the year ended December 31, 2008.

(2)	Messrs. Pawelek and Psencik, and Ms. Spurlock began their employment with the Company on June 23, 2008.
(3)
Mr. Pawelek was elected as the Chairman of Board and outside director on January 22, 2008.  He continued to serve in this position until his employment with the Company began on June 23, 2008, at which time he was no longer an outside director but continued to serve as Chairman of the Board.  During the portion of 2008 that Mr. Pawelek served as an outside director, we paid to him approximately $3,000 in director fee compensation.

(4)
Mr. Zimmerman was named President of the Company on June 18, 2007.  On January 22, 2008, he also became the Chief Executive Officer.  On June 23, 2008, Mr. Zimmerman resigned as President and Chief Executive Officer of the Company.

(5)
Mr. Zimmerman received post-termination payment of 50,000 shares of the Company’s common stock in exchange for consulting services he provided to the Company subsequent to his resignation as an executive officer and employee of the Company.  The cost of stock payments recognized for financial statement purposes was determined in accordance with  EITF Abstract Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(6)
Mr. Conradie resigned from his position as Chief Executive Officer and Chairman of the Board on January 22, 2008.  He continued to receive post-termination cash compensation from the Company throughout the remainder of 2008 in the form of consulting fees and health insurance benefits.  The approximate total $237,000 paid to Mr. Conradie as post-termination compensation is presented as All Other Compensation.

(7)
Mr. Conradie was paid by the Company approximately $24,000 during 2007, and approximately $7,100 during 2008, for the rental of approximately four acres of land used by the Company as a field office and storage facility, and for the rental of equipment belonging to Mr. Conradie and used by the Company in the field.

(8)	Mr. Conradie received a monthly vehicle allowance totaling $5,000 during 2007.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards of our named executive officers at December 31, 2008.

OUTSTANDING EQUITY AWARDS

AT DECEMBER 31, 2008

Equity
			Equity							Equity		Incentive Plan
			Incentive							Incentive Plan		Awards:
			Plan							Awards:		Market or
			Awards:							Number of		Payout
	Number of	Number of	Number of				Number of		Market	Unearned		Value of
	Securities	Securities	Securities				Shares or		Value of	Shares, Units		Unearned
	Underlying	Underlying	Underlying				Units of		Shares or	or Other		Shares, Units
	Unexercised	Unexercised	Unexercised		Option		Stock That		Units of	Rights That		or Other
	Options	Options	Unearned		Exercise	Option	Have Not		Stock That	Have Not		Rights That
	(#)	(#)	Options		Price	Expiration	Vested		Have Not	Vested		Have Not
Name	Exercisable	Unexercisable</ fon t>	(#)		($/share)	Date	(#)		Vested ($)	(#)		Vested ($)

Michael J. Pawelek	-	-	833,334	(1)	$2.00	9/18/2018	258,264	(2)	$142,045	*	(3)	$2,000,000
Sherry L. Spurlock	-	-	833,334	(1)	$2.00	9/18/2018	258,264	(2)	$142,045	*	(3)	$2,000,000
Wayne A. Psencik	-	-	833,334	(1)	$2.00	9/18/2018	258,264	(2)	$142,045	*	(3)	$2,000,000

(1)
Messrs. Pawelek, Psencik and Ms. Spurlock have each been granted performance stock options to purchase 833,334 shares of our common stock each under the terms of our Equity Incentive Compensation Plan (the “Plan”). The performance stock options vest in accordance with the achievement of certain performance criteria concerning (i) our production of oil and gas (“Production Objective” columns) and (ii) the increase on our oil and gas reserves (“Reserve Objective” columns), as set forth below:

Percentage of Performance Option Shares Issuable Under Performance Option Agreement	Production Objective: Monthly Average per day for Three Consecutive Months	Shares that Vest Based on Achievement of Production Objective	Reserve Objective Over Reserves on December 31, 2007	Shares that Vest Based on Achievement of Reserve Objective	Total of Percentage Performance Option Shares to Vest
20%	500 Boe (net)	83,334	50%	83,334	166,668
35%	1,000 Boe (net)	145,833	150%	145,833	291,666
45%	1,500 Boe (net)	187,500	250%	187,500	375,000
		416,667		416,667	833,334

(2)
During 2008, Messrs. Pawelek, Psencik and Ms. Spurlock were each granted the right to be issued shares of restricted common stock equal in value to $3,000,000 on the date of issuance over a two-year period in three equal installments of $1,000,000. The first tranche, consisting of 258,264 shares to each of the named executive officers, was issued in June 2008.  These shares vested on January 1, 2009.

(3)
As part of the award described at note (2), the Company will grant the second installment of shares of restricted stock to Messrs. Pawelek, Psencik and Ms. Spurlock on June 23, 2009, and the Company will make the third installment of shares of restricted stock on June 23, 2010, as to all three employees. The number of shares of restricted stock to be issued in both installments to each individual employee (as denoted by the “*” in the table above) will be determined on each grant date by dividing $1,000,000 by the public trading price of our common stock during the five-day period preceding each installment issue date, but at a price not less than $0.50 per share. The shares of restricted stock may not be sold, transferred or hypothecated by the officers unless and until the restrictions lapse and the officer remains an employee of the Company. The shares to be issued on June 23, 2009 and June 23, 2010, will vest on January 1, 2010 and January 1, 2011, respectively.

Additional Narrative Disclosure

Employment Agreements

The terms and provisions of each of the employment agreements for the Company’s named executive officers at December 31, 2008, are substantially similar. The following discussion provides a summary of the material terms of the employment agreements, which summary is qualified in its entirety by reference to the complete terms of such agreements, the forms of which are incorporated herein by reference, as filed with the Securities and Exchange Commission as exhibits to our Form 8-K on June 25, 2008.

•	Term: The employment agreements for Messrs. Pawelek, Psencik and Ms. Spurlock each has a three-year term that began on June 23, 2008, as approved by the Company’s stockholders on September 19, 2008.

•	Annual Salaries: The employment agreements provide annual salaries of $200,000, $180,000, and $120,000 for Mr. Pawelek, Mr. Psencik and Ms. Spurlock, respectively.

•
Equity Awards (Restricted Common Stock): The employment agreements for Messrs. Pawelek, Psencik and Ms. Spurlock each granted the officer the right to be issued a number of shares of restricted common stock equal in value to $3,000,000 over a two-year period in three equal installments of $1,000,000 of restricted stock. The Company’s executive officers have each been issued the first tranche, with the second installment of the restricted stock grant to be made on June 23, 2009, and the third installment to be made on June 23, 2010. The number of shares of restricted stock to be issued in each installment will be determined by the public trading price of our common stock during the five-day period preceding each installment issue date, subject to a minimum price of $0.50 per share. The shares of restricted stock may not be sold, transferred or hypothecated by the officers unless and until the restrictions lapse and the officer remains an employee. The restrictions on each tranche of restricted stock, assuming the conditions are met, lapse on an annual basis beginning January 1, 2009. For all restricted shares subject to this award, forfeiture restrictions will lapse upon the termination of an officer’s employment by us without cause or if the officer terminates employment with us for good reason, or the occurrence of other events as described further in our Equity Incentive Compensation Plan (the “Plan”).

•
Equity Award (Performance Options): Messrs. Pawelek, Psencik and Ms. Spurlock have each been granted performance stock options to purchase 833,334 shares of our common stock each, at an exercise price of $2.00 per share under the terms of the Plan. The performance stock options vest in accordance with the achievement of certain performance criteria concerning (i) our production of oil and gas and (ii) the increase on our oil and gas reserves, as set forth below:

Percentage of Performance Option Shares Issuable Under Performance Option Agreement	Production Objective: Monthly Average per day for Three Consecutive Months	Shares that Vest based on Achievement of Production Objective	Reserve Objective Over Reserves on December 31, 2007	Shares that Vest based on Achievement of Reserve Objective	Total of Percentage Performance Option Shares to Vest
Options granted to each of Pawelek, Psencik and Spurlock:
20%	500 Boe (net)	83,334	50%	83,334	166,668
35%	1,000 Boe (net)	145,833	150%	145,833	291,666
45%	1,500 Boe (net)	187,500	250%	187,500	375,000
		416,667		416,667	833,334

The performance stock options expire on June 30, 2018. All unvested performance stock options shall fully vest and become exercisable upon the termination of an officer’s employment by us without cause or if the officer terminates employment with us for good reason, or the occurrence of other events as described further in the Plan.

•
Non-Competition: Under the terms of their respective employment agreements, Messrs. Pawelek and Psencik and Ms. Spurlock have agreed not to compete with us for a period of six months after the termination of employment with us. In addition, each individual has agreed not to solicit or induce any person or entity that is engaged in any business activity or relationship with us or any of our subsidiaries or affiliates to terminate or reduce that business activity or relationship for a period of two years after the officer’s employment terminates.

•
Termination – Respective Rights: Under the terms of the employment agreements, we have the right to terminate each officer’s employment for cause. Our sole responsibility upon such termination would be the payment of accrued and unpaid salary, reimbursable expenses and vacation accrued through the employment termination date. If we terminate an officer’s employment without cause or if the officer terminates employment for good reason, we are obligated to pay the officer the lesser of six-month’s salary or the salary remaining to be paid to the officer for the remaining term under the employment agreement, plus accrued and unpaid reimbursable expenses and vacation, and the continuation of group medical and dental insurance for the applicable period.

Other Agreements with Named Executive Officers Providing for Post-Termination Compensation

On January 22, 2008, Mr. Conradie resigned as a director and officer our parent company and all of our subsidiaries. Mr. Conradie was  retained by us as a consultant for a one-year period to assist in the management transition and to offer guidance on specific current or anticipated business opportunities and projects, which agreement could be terminated by either party after the expiration of the initial 90 days of the contract term. The consulting agreement was terminated in June 2008.  Pursuant to the contract, we remained obligated to pay Mr. Conradie’s consulting fees and the cost of Mr. Conradie’s health insurance, on an independent contractor basis during the full consulting contract period.  The final payments under this arrangement were made in December 2008.

On January 22, 2008 and concurrent with the resignation of Mr. Conradie, Mr. Zimmerman, who was then serving as President, was appointed our Chief Executive Officer and a director of our Board. Mr. Zimmerman retained those positions with us until June 23, 2008, when he resigned. In addition to the cash compensation earned by Mr. Zimmerman, we granted Mr. Zimmerman incentive options to purchase shares of our common stock according to the Executive Stock Option Plan. Mr. Zimmerman did not have a written employment contract with us. Mr. Zimmerman resigned June 23, 2008, concurrent with the appointment of new senior management for the Company.  We entered into a consulting agreement with Mr. Zimmerman effective July 1, 2008, with a term of one year, whereby Mr. Zimmerman provides certain services to us in the role of a consultant in exchange for issuance of 100,000 shares of our common stock. The stock is payable in four equal tranches of 25,000 shares on each of September 30, 2008; December 31, 2008; March 31, 2009; and June 30, 2009.

Director Compensation

The following table sets forth the aggregate cash compensation paid by us to our directors for services rendered during the period indicated.

COMPENSATION PAID TO DIRECTORS
YEAR ENDED DECEMBER 31, 2008

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stanley A. Hirschman	$14,000	$-	$78,410	(3)	$-	$-	$-	$92,410
David P. Lieberman	$14,000	$-	$78,410	(3)	$-	$-	$-	$92,410
Bryce W. Rhodes	$3,000	$-	$1,100	(4)	$-	$-	$-	$4,100
Doyle A. Valdez	$3,000	$-	$1,100	(4)	$-	$-	$-	$4,100
Murray N. Conradie (5)	$-	$-	$-		$-	$-	$-	$-
Owen Naccarato (5)	$16,000	$-	$-		$-	$-	$-	$16,000
Edward Shaw (5)	$-	$-	$-		$-	$-	$-	$-
J. Scott Zimmerman (5)	$-	$-	$-		$-	$-	$-	$-

(1)	Paid to independent directors.

(2)
Based on options for 20,000 shares of common stock granted to each of Messrs. Hirschman, Lieberman, Rhodes and Valdez during 2008, and additional options for 20,000 shares of common stock granted to each of Messrs. Hirschman and Lieberman prior to 2008. Amounts listed in this column represent the compensation expense of stock awards and option awards recognized by us under Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R) for fiscal year ending December 31, 2008, rather than amounts realized by the named individuals.

(3)	Messrs. Hirschman and Lieberman each have options outstanding at December 21, 2008, for an aggregate of 40,000 shares of common stock.

(4)	Messrs. Rhodes and Valdez each have options outstanding at December 31, 2008, for an aggregate of 20,000 shares of common stock.

(5)
Mr. Conradie resigned from the Board of Directors on January 22, 2008.  Messrs. Naccarato and Shaw resigned from the Board of Directors on December 19, 2008.  Mr. Zimmerman resigned from the Board of Directors on June 23, 2008.

Narrative to Directors’ Compensation Table

For January through November of fiscal year 2008, each non-employee director received an annual cash retainer fee of $3,000 for the partial year during which these directors served in that capacity, for all services including committee participation and meetings of the Board of Directors attended regardless of form of attendance. Beginning in December 2008, the non-employee director fee structure was modified to be based on Board of Directors and/or committee of the Board of Directors meetings attended.  Non-employee directors receive $3,000 per Board of Directors meeting; the chairman of the Audit Committee receives $2,250 per Audit Committee meeting; all other Audit Committee members receive $1,500 per Audit Committee meeting; all other committee members (chairman and other positions) receive $500 per committee meeting.  Employee directors were not compensated in cash for their service on our Board of Directors.  All directors are reimbursed for their reasonable out-of-pocket expenses in serving on the Board of Directors or any committee of the Board of Directors.

For our fiscal year ending December 31, 2008, each non-employee director who was elected as a non-employee director received options to purchase 20,000 shares of our common at an exercise price of $0.47 per share. One-half of the stock options vested on March 31, 2009, and the remaining 50% will vest on the day prior to our next annual meeting of stockholders. The stock options have a term of 10 years, subject to earlier termination following the director’s cessation of Board of Directors service.

Equity Compensation Plans

We adopted our 2007 Stock Compensation Plan in October 2007.  This plan provided for the issuance of 650,000 shares of common stock upon the exercise of options granted to our management, employees and directors.  This plan has not been approved by our stockholders.  Pursuant to this plan, a total of 651,000 options were granted in 2007 with an exercise price of $9.45 per share.  At December 31, 2008, 245,500 of these options remain outstanding, of which 154,125 are unvested.

We adopted our Equity Incentive Compensation Plan in June 2007.  This stock incentive plan provides for the issuance of up to 6,000,000 shares of common stock awards to our employees, directors and officers, and consultants and directors who may not be our employees.  The Equity Incentive Compensation Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights and capital stock, which may be subject to contingencies or restrictions.  Our stockholders approved the Equity Incentive Compensation Plan in September 2008.  At December 31, 2008, 530,000 incentive stock options had been granted pursuant to this plan, all of which were outstanding and unvested.

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

The following table sets forth certain information as of March 10, 2009, as to shares of our common stock beneficially owned by: (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our current named executive officers, (iii) each of our directors and (iv) all our directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o South Texas Oil Company, 300 E. Sonterra Blvd., Suite 1220, San Antonio, Texas 78258. The percentage of common stock beneficially owned is based on 16,788,862 shares outstanding as of March 10, 2009.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Right to Acquire Beneficial Ownership within 60 days	Total	Percentage Beneficial Ownership

The Longview Fund, L.P. (1) 600 Montgomery Street, 44th Floor San Francisco, CA 94111	7,126,871	750,000	7,876,871	46.96%
Doud Oil & Gas Company LLC 25528 Genesee Trail Road Golden, CO 80401	2,419,355	-	2,419,355	14.46%

Directors and Named Executive Officers
Stanley A. Hirschman, Director		40,000	40,000	*
David P. Lieberman, Director		40,000	40,000	*
Bryce W. Rhodes, Director		20,000	20,000	*
Doyle A. Valdez, Director		20,000	20,000	*
Michael J. Pawelek, CEO, Chairman	258,264	416,667	674,931	4.02%
Wayne Psencik, COO	258,264	416,667	674,931	4.02%
Sherry L. Spurlock, CFO	258,264	416,667	674,931	4.02%
Theodore J. Wicks, EVP	0	250,000	250,000	1.49%
Executive Officers and Directors as a group	774,792	1,620,001	2,394,793	14.27%
* less than 1%

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In the ordinary course of business, from time to time we  purchase products or services from, or engage in other transactions with, various third parties deemed to be related parties (as that term is defined for purposes of Section 404(a) of Regulation S-K).  Occasionally, certain of these transactions may involve individuals who currently or have recently served as members of our executive management and/or Board of Directors  We also have been involved in transactions with certain of our stockholders who, by virtue of the amount beneficially owned of our outstanding stock, are deemed to be related parties.  These transactions are conducted in the ordinary course of business and on an arms-length basis.  The following describes these transactions that occurred during the year ended December 31, 2008, and which involved amounts exceeding $120,000.

We are deemed to have a related party relationship with The Longview Fund, L.P. (“Longview”) because Longview is the beneficial owner of an amount in excess of 10% of our issued and outstanding common stock at December 31, 2008.  Refer to Note 4 – Long-Term Debt in our Notes to the Consolidated Financial Statements on our Form 10-K for the year ended December 31, 2008, for a description of our credit facility with Longview and the related notes payable.  Interest paid during the year ended December 31, 2008 on notes payable to Longview was $899,106.

We are deemed to have a related party relationship with a third party who operates and is a joint interest owner in our oil and gas properties located in the DJ Basin in Colorado.  This party is the beneficial owner of an amount in excess of 10% of our issued and outstanding common stock at December 31, 2008.  We acquired our interests in these properties from the operator in a transaction which closed during 2007, whereby we exchanged 2,419,335 shares of our common stock, then valued at $7.5 million, for a 37.5% interest in the oil and gas properties.  The Company received approximately $338,089 in net oil and gas revenue distributions for the properties from the related party during the year ended December 31, 2008.  We paid to the related party approximately $ 23,587 and $202,074 for capital expenditures and lease operating expenses, respectively, during 2008.

Director Independence

Our common stock is listed on the National Association of Securities Dealers Automated Quotations System Global Market (“NASDAQ”). NASDAQ rules generally require that a majority of our directors and all of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be independent. Currently, we have five directors, four of whom qualify as independent directors under NASDAQ rules.

In making its determination of independence, the Board of Directors considers certain categorical standards of independence as set forth in stock exchange corporate governance rules and all relevant facts and circumstances to ascertain whether there is any relationship between a director and our Company that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment by the director in carrying out the responsibilities of the director. Under these standards and criteria, our Board of Directors has determined that Messrs. David Lieberman, Stanley Hirschman, Bryce Rhodes and Doyle Valdez are independent as defined in applicable Securities and Exchange Commission and NASDAQ rules and regulations and that each constitutes an “independent director” as defined in NASDAQ Marketplace Rule 4200.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

In March 2007, the Company replaced Larry O’Donnell, CPA, P.C., its prior independent auditors, and engaged Causey Demgen & Moore, Inc. as its independent auditors to provide the requisite audit services for the Company. There were no disputes or conflicts as to the application of accounting policies or principles between the Company and its former independent auditor. We do not expect our current independent auditor to be present at the Annual Meeting.

Audit Fees

For the fiscal year ended December 31, 2008, our principal accountant billed $87,510 for the audit of the Company’s annual financial statements and review of financial statements included in our Form 10-Q filings. For the fiscal year ended December 31, 2007, our principal accountant billed $39,480, for the audit of the Company’s annual financial statements and review of financial statements included in our Form 10-QSB filings.

Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed $0 and $915, respectively, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed $0 and $0, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed $0 and $0, respectively, for products and services other than those described above.

Pre-Approval Policies and Procedures

Prior to engaging the Company’s accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. The Board of Directors, in accordance with procedures for the Company, approved all of the services described above prior to the services being performed.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits:
             The following documents are included as exhibits to this Annual Report:

Number	Description	Ref.
14	Code of Business Conduct and Ethics	*
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH TEXAS OIL COMPANY

Date: April 30, 2009	By:	/s/ Michael J. Pawelek
Michael J. Pawelek
President and Chief Executive Officer (Principal Executive Officer)

SOUTH TEXAS OIL COMPANY

Date: April 30, 2009	By:	/s/ Sherry L. Spurlock
Sherry L. Spurlock
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Pawelek	Chairman of the Board, President	April 30, 2009
Michael J. Pawelek	and Chief Executive Officer

/s/ David P. Lieberman	Director	April 30, 2009
David P. Lieberman

/s/ Stanley A. Hirschman	Director	April 30, 2009
Stanley A. Hirschman

/s/ Bryce W. Rhodes	Director	April 30, 2009
Bryce W. Rhodes

Exhibit Index

Number	Description	Ref.
14	Code of Business Conduct and Ethics	*
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith