Form 10-Q
period 2009-03-31
SOUTH TEXAS OIL CO
filed 2009-05-15
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 001-33777

SOUTH TEXAS OIL COMPANY
(Exact Name of Registrant as Specified in its Charter)

Nevada	74-2949620
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 East Sonterra Boulevard, Suite 1220
San Antonio, Texas
(Address of Principal Executive Offices)
78258
(Zip Code)

(210) 545-5994
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☐ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    ☐ Yes      ☒ No

The issuer had 16,788,862 shares of common stock outstanding as of May 13, 2009.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated financial statements of South Texas Oil Company (the “Company” or “we”, “us” or “our”) included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  We suggest that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in our Annual Report on
Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments necessary in order to make our financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented, not misleading, have been made.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the Company’s actual operating results for the full year ending December 31, 2009.

SOUTH TEXAS OIL COMPANY
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$2,471,126	$4,254,642
Accounts receivable	1,394,563	3,084,498
Prepaid expenses and other	238,150	279,574
Assets held for sale	9,490,030	9,520,109
Total current assets	13,593,869	17,138,823

Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	49,808,944	49,489,536
Unproved properties	6,267,511	5,868,754
Less accumulated depreciation, depletion and amortization	(10,259,894)	(9,656,545)
Total oil and gas properties, net	45,816,561	45,701,745

Other property and equipment
Drilling equipment	1,300,000	1,300,000
Vehicles	271,412	288,632
Other	189,811	189,811
Less accumulated depreciation and amortization	(198,626)	(173,522)
Total other property and equipment, net	1,562,597	1,604,921

Total property and equipment, net	47,379,158	47,306,666

Debt issuance costs, net of amortization	2,586,637	3,456,094

Total Assets	$63,559,664	$67,901,583

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable, trade	$6,601,174	$7,628,453
Other payables and accrued liabilities	1,474,703	1,598,994
Participant advances received	156,990	69,313
Current maturities of notes payable and long-term debt	16,992,834	17,146,710
Current maturities of notes payable and long-term debt, related party	26,132,400	25,325,341
Current portion of deferred liability	1,000,000	1,000,000
Total current liabilities	52,358,101	52,768,811

Noncurrent Liabilities
Notes payable and long-term debt	759,388	727,128
Asset retirement obligation, net of current portion	967,760	948,821
Deferred liability, net of current portion	500,000	500,000
Total noncurrent liabilities	2,227,148	2,175,949

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,769,862 shares issued, 16,761,529 shares outstanding (2009) and 17,738,862 shares issued, 16,730,529 shares outstanding (2008)	17,770	17,740
Additional paid-in capital	46,126,533	44,321,215
Accumulated deficit	(34,267,878)	(28,480,122)
Less treasury stock, at cost, 1,008,333 shares	(2,902,010)	(2,902,010)
Total stockholders' equity	8,974,415	12,956,823

Total Liabilities and Stockholders' Equity	$63,559,664	$67,901,583

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Revenues
Oil and gas sales	$612,594	$1,877,635
Total revenues	612,594	1,877,635

Costs and Expenses
Production expenses	472,894	708,265
Production taxes	29,147	84,800
General and administrative expenses	2,729,576	1,244,065
Exploration expense	232,799	-
Depreciation, depletion and amortization	663,124	1,084,367
Total costs and expenses	4,127,540	3,121,497

Loss from Operations	(3,514,946)	(1,243,862)

Other Income (Expense)
Interest income	1,726	4,374
Loss from derivatives	-	(1,050,000)
Interest expense	(1,405,079)	(437,063)
Debt issuance costs amortization	(869,457)	(635,793)
Other income (expense), net	(2,272,810)	(2,118,482)

Net Loss Before Tax	(5,787,756)	(3,362,344)

Income tax expense (benefit)	-	-

Net Loss	$(5,787,756)	$(3,362,344)

Loss Per Common Share:
Basic and Diluted	$(0.35)	$(0.20)

Weighted average number of common shares outstanding:
Basic and Diluted	16,733,807	16,482,571

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Stockholders' Equity
(Unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Equity

Balance, December 31, 2008	16,730,529	$17,740	$44,321,215	$(28,480,122)	$(2,902,010)	$12,956,823

Stock grants	31,000	30	127,820	-	-	127,850

Non-cash stock compensation	-	-	1,677,498	-	-	1,677,498
Net loss for the three months ended March 31, 2009	-	-	-	(5,787,756)	-	(5,787,756)

Balance, March 31, 2009	16,761,529	$17,770	$46,126,533	$(34,267,878)	$(2,902,010)	$8,974,415

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Operating Activities
Net loss	$(5,787,756)	$(3,362,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative loss and revenue reduction	-	1,485,000
Depreciation, depletion and amortization	663,124	1,084,367
Debt issuance costs amortization	869,457	635,793
Amortization of deferred stock compensation	1,677,498	229,778
Amortization of debt discount	100,220	106,950
Compensatory common stock and option issuances	127,850	-
Accretion of discount on asset retirement obligation	18,939	-
Loss on sale of other property and equipment	5,628	-
Changes in operating assets and liabilities:
Accounts receivable	1,689,935	1,403,792
Prepaid expenses and other	41,424	(4,601)
Accounts payable and accrued liabilities	(344,511)	(552,630)
Participant advances received	87,677	-
Net cash provided by (used in) operating activities	(850,515)	1,026,105

Investing Activities
Purchases and development of oil and gas properties	(718,165)	(2,437,134)
Proceeds from disposition of other property and equipment	7,000	-
Purchase of other property and equipment	-	-
Net cash used in investing activities	(711,165)	(2,437,134)

Financing Activities
Proceeds from notes payable and long-term debt	-	2,000,000
Payments of notes payable and long-term debt	(221,836)	(541,249)
Payments of related party notes payable	-	(7,655)
Net cash provided by (used in) financing activities	(221,836)	1,451,096

Net Increase (Decrease) in Cash and Equivalents	(1,783,516)	40,067

Cash and equivalents at beginning of period	4,254,642	2,186,428

Cash and Equivalents at End of Period	$2,471,126	$2,226,495

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accounting policies followed by the Company are described in Note 2 to the audited consolidated financial statements for the year ended December 31, 2008. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassification entries have been reflected on the March 31, 2008 financial statements to conform to the March 31, 2009 presentation.

In the opinion of management, all normal, recurring adjustments considered necessary for the fair statement of the results for the interim period on a basis consistent with the annual audited financial statements have been included.

Note 2 – Notes Payable and Long-Term Debt

As of March 31, 2009, the Company’s notes payable and long-term debt consisted of debt outstanding under the Company’s credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) (the “Longview/Marquis Facility”), the Marquis Senior Secured Debt, and various notes payable related to certain purchases of oil and gas properties and other property and equipment.

Longview/Marquis Facility

As of March 31, 2009, the Company had a $32.5 million credit facility with Longview and Marquis with a total of $35.1 million outstanding.    Borrowings under the facility accrue interest at 12.5%. The junior notes payable to Longview and the senior notes payable to Marquis mature on December 31, 2008.  In September 2008, the notes payable to Longview under the facility were amended to provide for the payment-in-kind, or adding to the principal amount of the notes, interest accrued during the fourth quarter of 2008 through the January 2, 2009 scheduled interest payment date.  The total outstanding under the facility as of March 31, 2009 was comprised of $8,963,033 in senior notes payable to Marquis and $26,132,400 in junior notes payable to Longview, which included $807,059 for interest accrued on the facility during the fourth quarter of 2008 and through January 2, 2009 that was added to the principal of the underlying notes in accordance with the September 2008 amendment.

The Company originally obtained the credit facility in January 2007.  Certain terms of the facility were amended in September 2007, in connection with which the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas oil and gas production of certain of the Company’s properties.   Also in connection with the September 2007 amendment, the Company granted security and pledge agreements that provided Longview with first priority security interests in substantially all of the Company’s assets.  In April 2008, the credit facility was amended and restated with Longview and Marquis in its entirety.  The Company agreed to grant to Longview and Marquis certain mortgages in oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company.

Refer to Note 7 describing subsequent events related to the debt outstanding under the Longview/Marquis Facility.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

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

The Senior Secured Note is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by the Company (including mortgages on the Company’s real property interests) which have guaranteed the obligations of the Company under the Senior Secured Note and other transaction documents.  Marquis’ secured position in this transaction is senior to the rights of all other secured properties, including the rights of Longview related to the Longview/Marquis credit facility described above, except for the previously secured rights of Marquis in related to the Longview/Marquis credit facility described above, which continued to rank pari passu with the rights granted to Marquis in connection with the Securities Purchase Agreement and the Senior Secured Note.

Additionally, the Company conveyed to Marquis a 1.0% perpetual overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company. Pursuant to the terms of the overriding royalty conveyance, the Company has the conditional option, beginning on September 19, 2009 and terminating on September 19, 2010, to repurchase the overriding royalty interests conveyed in exchange for a number of shares of the Company’s common stock equal to the adjusted fair market value of the conveyed overriding royalty interests, based upon an independent appraisal at the time the election is made by the Company, divided by a 20-day average trading price of the Company’s common stock at the time of repurchase, and subject to certain conditions, including without limitation, that (i) the Company’s average prior 20-day trading volume is at least 125,000 shares, (ii) the prior 20-day average price per share of its common stock is at least $3.00 per share, and (iii) the shares to be exchanged are registered for public resale pursuant to an effective registration statement.

The notes outstanding under the Longview/Marquis Facility and the Senior Secured Note are subject to various restrictive covenants set forth in the respective related securities purchase agreements, which covenants, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements.  Further, these covenants require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.  On March 31, 2009, the Company was not in compliance with the average daily production rate covenants.  Longview and Marquis each have waived the production rate covenants as of the March 31, 2009 measurement date.  These waivers are limited to the March 31, 2009 measurement and do not affect the production rate covenants subsequent to March 31, 2009.

Other Notes Payable

The total of the Company’s other notes payable and long-term debt at March 31, 2009 was $2.0 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period from ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

A component of other notes payable and long-term debt at March 31, 2009 includes a principle balance of $378,743 payable to Granite Energy Inc. (“Granite”) related to a transaction dated September 17, 2007, whereby the Company purchased  a drilling rig and associated equipment pursuant to a Purchase and Sale Agreement.  On February 26, 2009, Granite commenced a lawsuit against the Company to recover the balance of the purchase price allegedly owed by the Company to Granite.  The Company purchased the assets for $1.3 million.  As of March 31, 2009, the Company had paid an aggregate of $944,751 to Granite.  In February 2009, the Company ceased making payments, owing to Granite’s failure to deliver title to the assets, despite the Company’s repeated demands for the same.  The Company and Granite have agreed to suspend the Company’s requirement to file an answer to Granite’s lawsuit in favor of actively pursuing settlement negotiations, which are ongoing.

The following table provides a schedule of estimated principal maturities during each calendar year under all of the Company’s notes payable and long-term debt as of March 31, 2009:

As of
March 31, 2009

2009	$43,026,402
2010	209,536
2011	149,098
2012	150,930
2013	133,865
Thereafter	908,502
$44,578,333

The above schedule of debt maturities includes $26,132,400 related to notes payable to Longview maturing in 2009.

Note 3 – Deferred Liability

Settlement Agreement

On May 15, 2008, the Company settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding disputes arising under a previously reported Agreement and Plan of Merger dated April 20, 2007 (the “Merger Agreement”). The Merger Agreement called for the payment of $4.0 million over time based on a percentage of the production of certain oil and gas interests acquired under the Merger Agreement and issue of 2,000,000 shares of the Company’s common stock to the selling shareholders of Leexus, 1,333,333 shares of which were delivered to the Jaehnes at closing.

The settlement agreement provided for the Company’s payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments, which will extinguish all of the Company’s past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date.  The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of the Company’s common stock became due to be returned to the Company.  As of March 31, 2009, a total liability of $1.5 million is included on the Company’s balance sheet as long-term debt, $1.0 million of which is classified as current, and $500,000 of which is non-current.  The schedule outlined in the settlement agreement provides for the Company’s purchase of the remaining 325,000 shares of common stock in three remaining installments during 2009 and 2010, the first installment being scheduled for payment in the second quarter of 2009.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

Note 4 – Stock Based Compensation

The Company has stock-based employee compensation plans as described in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Total stock compensation expense related to employee stock options was reported as part of the Company’s general and administrative expenses, and was $1,662,684 and $229,778 for the first three months of 2009 and 2008, respectively.

Stock Options:  In prior years, the Company issued stock options as compensation to management, employees and directors of the Company pursuant to the 2007 Stock Compensation Plan.  Generally, these options had a five-year life and vested over four years for management and employees, and one year for directors.  Upon exercise, newly issued shares of common stock are issued to the exercising party.  No options have been granted pursuant to this plan since 2007.

During 2008, the Company adopted the Equity Incentive Compensation Plan to provide for the issuance of stock awards to Company employees, officers, and consultants and non-employee directors.   Stock options issued pursuant to this plan generally have a 10-year life and vest over three years for management and employees and less than one year for non-employee directors.  Upon exercise, newly issued shares of common stock are issued to the exercising party.  Stock options were granted pursuant to this plan in 2008 to employees, a consultant, and non-employee director.  Additionally this plan allowed for the granting of incentive stock options as compensation to the officers who joined the Company in June 2008.  The vesting provisions for these incentive stock options are based upon achievement of certain Company performance goals.  During the first three months of 2009, certain of these Company performance goals were reached, and the related portion of the stock options granted vested to the interests of the officer grantees.

As of March 31, 2009, the Company had total outstanding options to purchase 2,025,501 shares of common stock at prices ranging from $0.47 to $9.45 per share.  Of the total outstanding, 1,381,376 were exercisable at March 31, 2009 at prices ranging from $0.47 to $9.45 per share.

Stock Option Activity:

			Weighted
		Weighted	Average
		Average	Remaining	Total
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(in years)
2007 Stock Compensation Plan:
Outstanding at December 31, 2008	245,500	$9.45	3.75	$1,399,763
Exercised	(-)
Outstanding, unvested at March 31, 2009	154,125	$9.45	3.50	$895,201
Outstanding, exercisable at March 31, 2009	91,375	$9.45	3.50	$504,562

Equity Incentive Compensation Plan
Outstanding at December 31, 2008	530,000	$0.47	10.00	$249,100
Issued	1,250,001	$2.00	9.46	$1,509,087
Outstanding, unvested at March 31, 2009	490,000	$0.47	9.75	$230,300
Outstanding, exercisable at March 31, 2009	1,290,001	$2.02	9.76	$1,527,886

Company Total
Outstanding, unvested at March 31, 2009	644,125	$2.62	8.25	$1,125,501
Outstanding, exercisable at March 31, 2009	1,381,376	$2.51	9.35	$2,032,448

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

Restricted Stock: During 2008, the Company adopted the granted Stock Award Rights under the Equity Incentive Compensation Plan, to provide for the issuance of stock grants as compensation to the officers who joined the Company in June 2008.  The Stock Awards Rights provide for the granting of restricted shares of the Company’s common stock at specified intervals and in amounts equal to specified values on the issuance dates. During 2008, the first of three tranches of shares of common stock were issued to the Company’s three new officers.

In accordance with Statement of Financial Accounting Standards 123R, the Company measures the value of the stock based compensation granted to it employees by use of a Black-Scholes valuation model in the case of stock options, and in the case of stock grants, the value of the compensation is based on the number of shares issued and the per share value of the Company’s stock on the date of issuance. That value is recognized as stock compensation expense over the expected life of the underlying options, in the case of stock options, and over the period between the issuance of restricted shares and the lapse of the restrictions in the case of stock grants. Total stock-based compensation expense related to employee stock grants was reported as part of the Company’s general and administrative expenses, and was $14,814 for the first three months of 2009.

Restricted Stock Activity:

Shares

Equity Incentive Compensation Plan

Unvested restricted stock at December 31, 2008	774,792
Vested	(774,492)
Unvested restricted stock at March 31, 2009	-

Stock Used to Acquire Goods or Services:  During the first three months of 2009, the Company issued 31,000 shares of its common stock, with an aggregate fair value of $127,850 as compensation for certain services provided to the Company by third parties.

 Note 5 – Derivative Contracts

The Company previously entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  For the first three months of 2008, 50% of the activity related to the instrument received hedge accounting treatment and the remaining 50% received derivative accounting treatment.  This resulted, for the first quarter of 2008, in a $435,000 reduction to oil and gas sales revenue and a $1,050,000 derivative loss.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. The Company has not engaged in derivative transactions during 2009.

Note 6 – Related Parties

The Company is deemed to have a related party relationship with Longview because Longview is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock.  Refer to Note 2 – Long-Term Debt for a description of the Company’s credit facility with Longview and the related notes payable.  Interest accrued during the three months ended March 31, 2009 and 2008, by the Company on notes payable to Longview was $769,689 and $369,130, respectively.

The Company is deemed to have a related party relationship with a third party who operates and is a joint interest owner in the Company’s oil and gas properties located in the DJ Basin in Colorado.  This party is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock.  The Company received approximately $26,795 and $84,723 in net oil and gas revenue distributions for the properties from the related party during the first three months of 2009 and 2008, respectively.  The Company paid to the related party approximately $0 and $20,871 for capital expenditures and lease operating expenses, respectively, during the first three months of 2009, and approximately $10,169 and $5,497 for capital expenditures and lease operating expense, respectively, in 2008.

SOUTH TEXAS OIL COMPANY
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

During the first quarter of 2008, the Company made payments of $7,655 on notes payable to former executive officers of the Company.  These notes were no longer outstanding at December 31, 2008.

During the first quarter of 2008, the Company leased for $750 per month approximately four acres of land from a former executive officer of the Company to use for a field office and to store certain vehicles and equipment belonging to the Company.  Also during the same period, the Company paid $1,286 per month for the use of equipment belonging to a former executive officer.  Both of these arrangements were terminated during the second and third quarters of 2008.

Note 7 – Subsequent Event

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

Pursuant to a securities exchange agreement, the Company will issue to Longview approximately 1.6 million shares of Series A Convertible Preferred Stock in exchange for the surrender and cancellation of approximately $16.3 million of notes held by Longview. Each share of Series A Convertible Preferred Stock has a stated value equal to $10.00 per share, has no coupon rate, does not pay dividends, and has no voting rights. The shares of Series A Convertible Preferred Stock are convertible into shares of our common stock at any time subsequent to 90 days after the issuance of the shares at a conversion price of $0.50 per share of common stock. Stockholders holding more than a majority of the Company’s outstanding common stock (approximately 59.36%) have approved the creation and issuance of the shares of Series A Preferred Stock to Longview.

The Company also entered into an asset purchase and sale agreement with Longview to sell the Company’s interest in its Colorado DJ Basin oil and gas properties and one of its drilling rigs and associated assets to Longview for a combined total of $9.8 million. Subject to the terms and conditions of the purchase and sale agreement, on the closing date, these assets will be conveyed to Longview in exchange for Longview’s discharge and satisfaction of $9.8 million in debt.  The Colorado property disposition includes approximately 217,000 Barrels of Oil Equivalent (Boe) of proved reserves and an estimated 18 Boe per day of net production.

On April 24, 2009, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission (“SEC”).  In accordance with Section 14 of the Securities Exchange Act of 1934, notice has been provided to all of the Company’s stockholders.  The stockholder consent actions are effective 20 days after the Definitive Information Statement on Schedule 14C was first mailed to our stockholders, which mailing occurred on April 24, 2009.  The Company anticipates closing on the Series A Convertible Preferred transaction during the week of May 18, 2009.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2008, as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview
When referring to South Texas Oil Company (“South Texas,” the “Company,” “we,” “us,” and “our”), the intent is to refer to South Texas and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.  The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in this Form 10-Q.

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

We generate revenue primarily from our working interests in producing oil and gas properties, the majority of which are located in south and central Texas and a smaller acreage position located in Colorado.  We have obtained capital for investment in producing oil and gas properties primarily through the sale of our common stock to existing stockholders, a $32.5 million credit facility and a $7.0 million senior secured note financing.

Our strategy is to focus on the acquisition and development of properties that have proved oil gas reserves and to attempt to acquire interests in proven fields and attempt to increase production by exploring other formations in the same fields where others have obtained production. Our primary operational strategy includes the operation of our own projects, which provides us substantial control over drilling and production costs and in the timing and amount of capital expenditures.  We believe that operating our properties in this manner is cost-effective, as the range of expertise and services required varies by project and time duration.

Results of Operations

The following table highlights the change for 2009 from the comparable period in 2008 for significant items from our Consolidated Statements of Operations:

	Three Months Ended		Change	Change
	March 31,		2009 vs.	2009 vs.
	2009	2008	2008	2008 (1)

Oil and gas sales	$612,594	$1,877,635	$(1,265,041)	-67%
Production expenses	472,894	708,265	(253,371)	-33%
Production taxes	29,147	84,800	(55,653)	-66%
General and administrative expenses	2,729,576	1,244,065	1,485,511	+119%
Exploration expense	232,799	-	232,799	n/m
Depreciation, depletion and amortization	663,124	1,084,367	(421,243)	-39%
Loss from derivatives	-	1,050,000	(1,050,000)	-100%
Interest expense	1,405,079	437,063	968,016	+221%
Debt issuance costs amortization	869,457	635,793	233,664	+37%
Net loss	5,787,756	3,362,344	2,425,412	+72%
Net loss per common share	0.35	0.20	0.15	+75%

         (1)  “n/m” indicates that the calculated percentage change is not meaningful since there was no 2008 value to which the net change could be compared

The following table presents selected operating items and highlights the percentage change from three months to three months for those items:

	Three Months Ended		Change	Change
	March 31,		2009 vs.	2009 vs.
	2009	2008	2008	2008

Oil sales volumes, Bbl except % change	13,445	23,941	(10,496)	-44%
Gas sales volumes, Mcf except % change	34,660	46,478	(11,818)	-25%
Combined sales volumes, Boe except % change	19,222	31,687	(12,465)	-39%

Average oil sales price per Bbl	$33.02	$68.45	$-35.43	-52%
Average gas sales price per Mcf	$4.87	$5.14	$-0.27	-5%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Revenues
Oil and gas sales decreased 67% from $1,877,635 to $612,594 for the three months ended March 31, 2008 and 2009, respectively, as a result of lower average realized prices for oil and natural gas combined with decreased volumes during 2009. Realized prices for oil and natural gas on an equivalent unit basis decreased for 2009, compared to 2008, by approximately 52% and 5%, respectively, and had an approximate combined $486,000 negative impact on revenues.  Revenue from oil sales for the first quarter of 2008 include a $435,000 downward adjustment for the effects of hedge accounting treatment given to derivative contract transactions during that period.  This adjustment is also reflected in the average oil price realized by the Company per barrel of oil sold for the first quarter of 2008.

The combined 39% decrease in volumes had an approximate $779,000 million negative impact on revenues.

Production Expenses
The 33% decrease in production expenses from $708,265 to $472,894 for the three months ended March 31, 2008 and 2009, respectively, resulted mostly from the 39% decrease in combined production volumes from our properties in the first quarter of 2009.

Production Taxes
The 66% decrease in production tax expense is a direct result of the 67% decrease in oil and gas sales for the first three months of 2009, compared with the first three months of 2008.

General and Administrative Expenses
General and administrative expenses were $2,729,576 for three months ended March 31, 2009 compared to $1,244,065 for the same period in 2008, an increase of 119%. This increase resulted primarily from $1.678 million of non-cash stock compensation expense associated with performance stock options that vested to the interests of certain members our management during the first quarter of 2009, and stock options issued to employees and directors during the fourth quarter of 2008. Stock compensation expense totaled $229,778 for the first three months of 2008. Stock valued at fair market value of $127,850 was issued in exchange to third parties during the first quarter of 2009 in exchange for professional services.

Additionally, payroll and related employee expenses increased by approximately $319,000 for the first three months of 2009, compared with the same period in 2008.  This increase reflects that additions that were made to both management and staff at the end of the second quarter of 2008 and throughout the third and fourth quarters of 2008.  During the majority of the first half of 2008, we relied heavily on contracted personnel to perform many of the management and administrative functions of the Company.  With the addition of new management members in June 2008, those responsibilities were largely shifted from third-party contracted personnel to the management and staff of the Company.

Depreciation, Depletion and Amortization
The 39% decrease in DD&A to $663,124 for the three months ended March 31, 2009 from $1,084,367 for the same period in 2008 is the net effect of a 39% decrease in combined sales volumes.

Loss from Derivatives
A net loss from derivatives of $1.1 million was recognized during the three months ended March 31, 2008, compared to $0 for the same period in 2009.  We entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  For the first three months of 2008, 50% of the activity related to the instrument received hedge accounting treatment and the remaining 50% received derivative accounting treatment.  This resulted in a $435,000 reduction to oil and gas sales revenue and a $1,050,000 derivative loss.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. We have not engaged in derivative transactions during 2009.

Interest Expense
Interest expense recognized for the three months ended March 31, 2009 was $1,405,079 compared to $437,063 for the same period in 2008, an increase of 221%. This increase is a result of an increase in debt outstanding under the Longview and Marquis credit facility and the senior secured note issued to Marquis during the third quarter of 2008 described in Note 2 to the financial statements, combined with an increased interest rate on the notes outstanding under the Longview and Marquis credit facility for the first quarter of 2009. The average interest paid on the credit facility notes during the first quarter of 2008 was 6.42%, compared with 12.5% for the first quarter of 2009.  Borrowings were higher during 2009 compared to 2008 because the facility was used to finance capital spending, operating cash flow deficits and losses incurred from derivative transactions during 2008.

Debt Issuance Costs Amortization
Debt issuance costs amortization increased 37% for the three months ended March 31, 2009 compared to the prior three months.  The $233,664 increase reflects the effect of debt issuance costs incurred in the third quarter of 2008 in connection with senior secured notes we issued in September 2008.

Net Loss / Net Loss per Share
We reported a net loss for the three months ended March 31, 2009 of $5.8 million, or $(0.35) per share.  This compares to a net loss for the three months ended March 31, 2008, of $3.4 million, or $(0.20) per share.

Liquidity and Capital Resources

We require cash to fund our exploration and development activities and the acquisition of oil and natural gas properties, to make payments required pursuant to our long-term debt and other contractual obligations and fund our working capital requirements.  At March 31, 2009, we had a working capital deficit of $38.8 million, including $43.1 million currently due related to long-term debt.  Our net working capital balance also included $2.5 million in cash, $1.4 million in accounts receivable and a total of $9.2 million in accounts payable, other accrued liabilities and the current portion of deferred liabilities.  If we are unable to pay, or otherwise resolve, our accounts payable balances in a timely manner, the vendors to whom we owe unpaid balances may cause liens to be filed against our properties.  We may also suffer the refusal or withdrawal of trade credit from vendors as a consequence of non-timely accounts payable payment.  These factors could disrupt our ability to conduct operations on our properties and affect our ability to initiate and/or complete the capital expenditure activities budgeted for 2009.

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

Credit Facility and Notes Payable

Longview/Marquis Facility
As of March 31, 2009, we had a $32.5 million credit facility with Longview and Marquis with a total of $35.1 million outstanding.  In September 2008, the notes payable to Longview under the facility were amended to provide for the payment-in-kind, or adding to the principal amount of the notes, interest accrued during the fourth quarter of 2008 through the January 2, 2009 scheduled interest payment date.  The total outstanding under the facility as of March 31, 2009 was comprised of $8,963,033 in senior notes payable to Marquis and $26,132,400 in junior notes payable to Longview, which included $807,059 for interest accrued on the facility during the fourth quarter of 2008 and through January 2, 2009 that was added to the principal of the underlying notes in accordance with the September 2008 amendment. Borrowings under the facility accrue interest at 12.5%. The junior notes payable to Longview and the senior notes payable to Marquis mature on December 31, 2009.

We originally obtained the credit facility in January 2007.  Certain terms of the facility were amended in September 2007, in connection with which we agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas oil and gas production of certain of our properties.   Also in connection with the September 2007 amendment, we granted security and pledge agreements that provided Longview with first priority security interests in substantially all of the Company’s assets.  In April 2008, the credit facility was amended and restated with Longview and Marquis in its entirety.  We agreed to grant to Longview and Marquis certain mortgages in oil and gas producing properties and a perpetual overriding royalty interest in the oil and gas production of all of our current and future interests in the real property then owned by us.

Refer to Note 7 of the financial statements describing subsequent events related to the debt outstanding under the Longview/Marquis Facility.

Marquis Senior Secured Debt
On September 19, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Marquis, pursuant to which on such date, among other things, we issued and sold to Marquis a senior secured note in an original principal amount of $7,000,000 (the “Senior Secured Note”), for gross proceeds of $6,750,000, prior to our payment of expenses incurred by the Company and Marquis in connection with the transactions under the Securities Purchase Agreement. The Senior Secured Note carries an interest rate of 12.5% per annum payable quarterly in cash and matures in September 2009. Upon our prepayment of all or any portion of the Senior Secured Note or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by us on such date of prepayment or maturity, into shares of our common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

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

Additionally, we conveyed to Marquis a 1.0% perpetual overriding royalty interest in the oil and gas production of all of our current and future interests in the real property then owned by us. Pursuant to the terms of the overriding royalty conveyance, we have the conditional option, beginning on September 19, 2009 and terminating on September 19, 2010, to repurchase the overriding royalty interests conveyed in exchange for a number of shares of our common stock equal to the adjusted fair market value of the conveyed overriding royalty interests, based upon an independent appraisal at the time we make the election, divided by a 20-day average trading price of our common stock at the time of repurchase, and subject to certain conditions, including without limitation, that (i) our average prior 20-day trading volume is at least 125,000 shares, (ii) the prior 20-day average price per share of its common stock is at least $3.00 per share, and (iii) the shares to be exchanged are registered for public resale pursuant to an effective registration statement.

The notes outstanding under the Longview/Marquis Facility and the Senior Secured Note are subject to various restrictive covenants set forth in the respective related securities purchase agreements, which covenants, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements.  Further, these covenants require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.  On March 31, 2009, we were not in compliance with the average daily production rate covenants.  Longview and Marquis each have waived the production rate covenants as of the March 31, 2009 measurement date.  These waivers are limited to the March 31, 2009 measurement and do not affect the production rate covenants subsequent to March 31, 2009.

Other Notes Payable
The total of our other notes payable and long-term debt at March 31, 2009 was $2.039 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period ranging from less than one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

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

The settlement agreement provided for our payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments, which will extinguish all of our past, current and future obligations due to the Jaehnes as selling shareholders under the Merger Agreement. The settlement also provides for the return of 1,333,333 shares of our common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date.  The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of our common stock was returned to us.  As of March 31, 2009, a total liability of $1.5 million is included on our balance sheet as a deferred liability, $1.0 million of which is classified as current, and $500,000 of which is non-current.

Sources and Uses of Cash

The following table sets forth our sources and uses of cash for the three months ended March 31, 2009 and 2009.

	Three Months Ended		Change
	March 31,		2009 vs.
	2009	2008	2008

Net cash (used in) provided by operating activities	$(850,515)	$1,026,105	$(1,876,620)
Net cash used in investing activities	(711,165)	(2,437,134)	1,725,969
Net cash (used in) provided by financing activities	(221,836)	1,451,096	(1,672,932)
Net increase (decrease) in cash and cash equivalents	$(1,783,516)	$40,067	$(1,823,583)

Net cash (used in) provided by operating activities decreased by $1.9 million for the first quarter of 2009 compared to the first quarter of 2008.  This decrease largely was caused by the $2.4 million increase in net loss for the first quarter of 2009, partially offset an increase in cash provided by operating activities attributable to changes in net operating assets and liabilities.

Net cash used in investing activities decreased by $1.7 million for the first quarter of 2009, compared with the first quarter of 2008.  This decrease reflects reduced lease acquisition and drilling program during the first quarter of 2009 compared to the prior year due to lower commodity prices.

Net cash (used in) provided by financing activities decreased by $1.7 million for the first quarter of 2009, compared with the same period of the prior year.  We did not receive any proceeds from the issuance of new debt in the first three months of 2009.  In the first quarter of 2008, approximately $1.5 million in cash was provided by the issuance of new debt, net of repayments in the same period.

New Accounting Standards

FASB Statement of Accounting Standard No. 157, “Fair Value Measurement” (“SFAS 157”):  SFAS 157, issued in September 2006, defines fair value, provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2008, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal three months beginning after November 15, 2008. The adoption of SFAS No. 157, effective January 1, 2009, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”):  SFAS 159, issued in February 2008, allows entities the option to measure the eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS No. 159 is effective fiscal three months beginning after November 15, 2008, and early application is allowed under certain circumstances.  The adoption of SFAS No. 159, effective January 1, 2009, did not have a significant effect on our financial position or results of operations.

FASB Statement of Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”):   SFAS No. 141(R) was issued in December 2008 to replace SFAS 141.  SFAS 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) is effective for fiscal three months beginning after December 15, 2009.  The adoption of SFAS 141 (R) will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at the time they occur.

FASB Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”): SFAS 160, issued in December 2008, establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal three months beginning after December 15, 2009.  We do not currently have any non-controlling interests and do not believe that the adoption of SFAS No. 160 will have an effect on its financial position or results of operations.

FASB Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”):  SFAS 161, issued in March 2009, requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2009.  The adoption of SFAS No. 159, effective January 1, 2009, did not have a significant effect on our financial position or results of operations

FASB Statement of Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”):  SFAS 162, issued in May 2009, is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Security Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles."

Securities and Exchange Commission (“SEC”) Release No. 33-8995, “Modernization of Oil and Gas Reporting”:  Issued March 31, 2009, SEC Release No. 33-8995 revised disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have an effect on our depletion rates for its natural gas and crude oil properties. The pronouncement is effective January 1, 2010 and will be effective for annual reports on Form 10-K for fiscal years ending after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule.  The Company is currently evaluating the impact of SEC Release No. 33-8995 on its consolidated financial statements and related disclosures.

FASB Staff Position 107-1(“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”:  The FSP, issued in April 2009, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not believe that the adoption of this FSP will have a material effect on its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, management concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2009, that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Granite Lawsuit

On February 26, 2009, Granite Energy Inc. commenced a lawsuit against the Company in Bexar County, Texas, to recover the balance of the purchase price allegedly owed by the Company to Granite for our purchase of a certain drilling rig and associated equipment.  We purchased the rig and equipment from Granite, pursuant to a Purchase and Sale Agreement, dated September 17, 2007, for $1,300,000.  As of the March 31, 2009, we have paid an aggregate of $944,751 to Granite.  In February 2009, we stopped making payments for the rig and equipment, owing to Granite’s failure to deliver title to the assets, despite our repeated demands for same.

The parties have agreed to suspend our requirement to file an answer to Granite’s lawsuit to actively pursue settlement negotiations, which are ongoing.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008, other than the following:

The proposed United States federal budget for fiscal year 2010 includes certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

On February 26, 2009, the Office of Management and Budget released a summary of the President’s proposed federal budget for fiscal year 2010.  The proposed budget repeals many tax incentives and deductions that are currently used by U.S. oil and gas companies and imposes new taxes. The provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; increases in the taxation of foreign source income; levy of an excise tax on Gulf of Mexico oil and gas production; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands.

Should some or all of these provisions become law our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the period ending March 31, 2009, we issued an aggregate 31,000 shares of our common stock to three individuals for services rendered to us under consulting agreements, in transactions not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 5, 2009, we received written consents from a majority of our stockholders holding or able to direct the vote of 9,949,725 shares of our common stock, representing approximately 59.36% of the then total issued and outstanding Common Stock, to take the following stockholder actions by written consent:

•
to approve the issuance of approximately 1.6 million shares of the Company’s newly designated Series A Convertible Preferred Stock, plus such additional shares as may result from interest accrued through the effective date of the Stockholder Consents (as defined below), to The Longview Fund, L.P., a California limited partnership (“Longview”), in exchange for the surrender and cancellation of approximately $16.3 million (plus accrued interest) of the Company’s secured debt held by Longview; and

•	to amend the Company’s Articles of Incorporation to increase our authorized common stock, par value $0.001 per share, from 50,000,000 shares to 200,000,000 shares.

The stockholder consent actions are effective 20 days after the Definitive Information Statement on Schedule 14C was first mailed to our stockholders, which mailing occurred on April 24, 2009.  We anticipate closing on the Series A Convertible Preferred transaction during the week of May 18, 2009.

Item 5.    Other Information.

None.

Item 6. Exhibits.

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

SOUTH TEXAS OIL COMPANY

Date: May 15, 2009	By:	/s/ Sherry L. Spurlock
Sherry L. Spurlock Executive Vice President and Chief Financial Officer (duly authorized officer)

EXHIBIT INDEX

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002