Form 10-Q
period 2009-06-30
SOUTH TEXAS OIL CO
filed 2009-08-14
CIK 1288946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

The issuer had 22,647,075 shares of common stock outstanding as of August 12, 2009.

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

In the opinion of management, all adjustments necessary in order to make our financial position, results of operations and changes in financial position at June 30, 2009, and for all periods presented, not misleading, have been made.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the Company’s actual operating results for the full year ending December 31, 2009.

SOUTH TEXAS OIL COMPANY
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$1,444,342	$4,254,642
Accounts receivable	1,170,036	3,084,498
Prepaid expenses and other	368,673	279,574
Assets held for sale	1,168,375	9,520,109
Total current assets	4,151,426	17,138,823

Property and Equipment:
Oil and gas properties, successful efforts method
Proved properties	49,648,172	49,489,536
Unproved properties	4,957,530	5,868,754
Less accumulated depreciation, depletion and amortization	(10,638,328)	(9,656,545)
Total oil and gas properties, net	43,967,374	45,701,745

Other property and equipment
Drilling equipment	-	1,300,000
Vehicles	271,412	288,632
Other	189,811	189,811
Less accumulated depreciation and amortization	(111,163)	(173,522)
Total other property and equipment, net	350,060	1,604,921

Total property and equipment, net	44,317,434	47,306,666

Debt issuance costs, net of amortization	604,541	3,456,094
Total Assets	$49,073,401	$67,901,583

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable, trade	$6,613,737	$7,628,453
Other payables and accrued liabilities	1,068,287	1,598,994
Participant advances received	73,203	69,313
Current maturities of notes payable and long-term debt	16,805,721	17,146,710
Current maturities of notes payable and long-term debt, related party	-	25,325,341
Current portion of deferred liability	1,500,000	1,000,000
Total current liabilities	26,060,948	52,768,811

Noncurrent Liabilities
Notes payable and long-term debt	928,227	727,128
Asset retirement obligation, net of current portion	908,746	948,821
Deferred liability, net of current portion	-	500,000
Total noncurrent liabilities	1,836,973	2,175,949

Stockholders' Equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 1,755,325 issued or outstanding	16,215,009	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
23,255.408 shares issued, 22,247,075 shares outstanding (2009)
and 17,738,862 shares issued, 16,730,529 shares outstanding (2008)	23,256	17,740
Additional paid-in capital	46,991,514	44,321,215
Accumulated deficit	(39,152,289)	(28,480,122)
Less treasury stock, at cost, 1,008,333 shares	(2,902,010)	(2,902,010)
Total stockholders' equity	21,175,480	12,956,823
Total Liabilities and Stockholders' Equity	$49,073,401	$67,901,583

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues
Oil and gas sales	$774,231	$3,846,610	$1,386,825	$5,724,245
Total revenues	774,231	3,846,610	1,386,825	5,724,245

Costs and Expenses
Production expenses	509,597	1,014,589	982,491	1,722,854
Production taxes	33,772	118,867	62,919	203,667
General and administrative expenses	1,430,017	1,843,693	4,159,593	3,087,758
Exploration expense	1,478,273	-	1,711,072	-
Depreciation, depletion and amortization	586,003	1,554,667	1,249,127	2,639,035
Total costs and expenses	4,037,662	4,531,816	8,165,202	7,653,314

Loss from Operations	(3,263,431)	(685,206)	(6,778,377)	(1,929,069)

Other Income (Expense)
Interest income	1,349	3,572	3,075	7,946
Loss from derivatives	-	(4,306,038)	-	(5,356,038)
Interest expense	(1,071,027)	(1,171,706)	(2,476,106)	(1,608,769)
Debt issuance costs amortization	(643,853)	(635,793)	(1,513,310)	(1,271,586)
Gain on sale of assets, net	217,551	-	217,551	-
Loss on extinguishment of debt	(125,000)	-	(125,000)	-
Other income (expense), net	(1,620,980)	(6,109,965)	(3,893,790)	(8,228,447)

Net Loss Before Tax	(4,884,411)	(6,795,171)	(10,672,167)	(10,157,516)

Income tax expense (benefit)	-	-	-	-

Net Loss	$(4,884,411)	$(6,795,171)	$(10,672,167)	$(10,157,516)

Loss Per Common Share:
Basic and Diluted	$(0.28)	$(0.42)	$(0.63)	$(0.63)

Weighted average number of common
shares outstanding:
Basic and Diluted	17,244,423	16,017,736	16,986,245	16,250,153

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2008	16,730,529	$17,740	-	$-	$44,321,215	$(28,480,122)	$(2,902,010)	$12,956,823

Stock grants	62,000	61	-	-	255,639	-	-	255,700
Non-cash stock compensation	5,454,546	5,455	-	-	1,927,434	-	-	1,932,889
Warrants issued for the purchase of 555,000 shares of common stock	-	-	-	-	154,813	-	-	154,813
Beneficial common stock conversion feature
of debt issued	-	-	-	-	332,413			332,413
Series A convertible preferred shares issued	-	-	1,755,325	16,215,009	-	-	-	16,215,009
Net loss for the six months ended June 30, 2009	-	-	-	-	-	(10,672,167)	-	(10,672,167)

Balance, June 30, 2009	22,247,075	$23,256	1,755,325	$16,215,009	$46,991,514	$(39,152,289)	$(2,902,010)	$21,175,480

See notes to consolidated financial statements.

SOUTH TEXAS OIL COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Operating Activities
Net loss	$(10,672,167)	$(10,157,516)
Adjustments to reconcile net loss to
net cash used in operating activities:
Derivative loss and revenue reduction	-
Depreciation, depletion and amortization	1,249,127	2,639,035
Debt issuance costs amortization	1,513,310	1,271,585
Amortization of deferred stock compensation	1,932,889	374,234
Amortization of debt discount	207,210	185,272
Compensatory common stock and option issuances	255,700	-
Accretion of discount on asset retirement obligation	36,813	-
Prior year drilling in progress charged to exploration expense	1,401,678	-
(Gain) loss on sale of other property and equipment	(217,551)	1,162
Changes in operating assets and liabilities:
Accounts receivable	1,914,462	2,685,008
Prepaid expenses and other	(89,099)	(116,353)
Accounts payable and accrued liabilities	482,488	624,030
Participant advances received	3,890	2,317,135
Net cash used in operating activities	(1,981,250)	(176,408)

Investing Activities
Purchases and development of oil and gas properties	(1,051,175)	(4,920,174)
Proceeds from disposition of other property and equipment	82,000	83,182
Purchase of other property and equipment	-	(216,443)
Net cash used in investing activities	(969,175)	(5,053,435)

Financing Activities
Proceeds from notes payable and long-term debt	555,000	12,020,313
Payments of notes payable and long-term debt	(414,875)	(3,189,596)
Payments of related party notes payable	-	(7,655)
Purchase of treasury shares	-	(902,010)
Net cash provided by financing activities	140,125	7,921,052

Net Increase (Decrease) in Cash and Equivalents	(2,810,300)	2,691,209

Cash and equivalents at beginning of period	4,254,642	2,186,428

Cash and Equivalents at End of Period	$1,444,342	$4,877,637

See notes to consolidated financial statements.

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

Certain reclassification entries have been reflected on the June 30, 2008 financial statements to conform to the June 30, 2009 presentation.

In the opinion of management, all normal, recurring adjustments considered necessary for the fair statement of the results for the interim period on a basis consistent with the annual audited financial statements have been included.

Note 2 – Notes Payable and Long-Term Debt

As of June 30, 2009, the Company’s notes payable and long-term debt consisted of debt issued pursuant to the Company’s credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) (the “Longview/Marquis/Summerview Notes”), the Marquis/Summerview Senior Secured Debt (as defined below), the June 2008 Convertible Notes (as defined below) and various notes payable related to certain purchases of oil and gas properties and other property and equipment.

Longview/Marquis/Summerview Notes

As of June 30, 2009, the Company had Longview/Marquis/Summerview Notes outstanding in the principal amount of $9.0 million issued pursuant to its $32.5 million credit facility with Longview and Marquis.

The Company originally obtained a credit facility from Longview in January 2007.  Certain terms of the facility were amended in September 2007, in connection with which the Company agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of the Company’s properties.  Also in connection with the September 2007 amendment, the Company granted security and pledge agreements that provided Longview with first priority security interests in substantially all of the Company’s assets.  In April 2008, Marquis joined Longview as creditor, and the credit facility was amended and restated in its entirety.  The Company agreed to grant to Longview and Marquis certain mortgages in oil and gas producing properties and a perpetual 2% overriding royalty interest in the oil and gas production of all of the Company’s current and future interests in the real property then owned by the Company.  In September 2008, in connection with the Company’s issuance of the Senior Secured Notes described below, Longview agreed to subordinate its security interests related to the notes held by Longview to the senior security interests held by Marquis.

On February 23, 2009, the Company announced a comprehensive debt restructuring and related agreements with Longview.  The agreements with Longview provided for the restructure of $26.1 million of debt (plus accrued interest) through (i) the payment of $16.3 million in debt (plus accrued interest) held by Longview in exchange for 1.6 million shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) and (ii) a debt/non-core asset exchange between the Company and Longview valued at $9.8 million.

Upon the effectiveness of stockholder approval and consent for the debt restructuring transactions, on May 18, 2009, the Company issued to Longview 1,755,325 shares of Series A Preferred in exchange for the surrender and cancellation of $17,553,252 of Longview/Marquis/Summerview Notes held by Longview, which included $1,220,852 for all unpaid interest accrued on the notes through the closing date of the restructure transactions at the facility’s effective rate for the period of 12.5%.  Each share of Series A Preferred has a stated value equal to $10.00 per share, has no coupon rate, does not pay dividends, and has no voting rights. The shares of Series A Preferred are convertible into shares of our common stock at any time subsequent to 90 days after the issuance of the shares at a conversion price of $0.50 per share of common stock; however, the right to convert the Series A Preferred is subject to Longview holding no more than 9.99% of the Company’s common stock at any one time.

Also effective May 18, 2009, the Company closed the sale to Longview of the Company’s interest in Colorado DJ Basin oil and gas properties and a drilling rig and associated assets for combined total proceeds of $9.8 million. On the closing date, these assets were conveyed to Longview in exchange for Longview’s discharge and satisfaction of $9.8 million in debt.  The Colorado property disposition included approximately 217,000 Boe of proved reserves and an estimated 18 Boe equivalent per day of net production.

The debt restructuring transactions in May 2009 resulted in the recognition of a $125,000 loss on the extinguishment of debt and a $356,947 gain on the sale of assets.  The issuance of the Series A Preferred was recorded at the fair market value of $16.2 million, estimated to be equivalent to the value of the Longview/Marquis/Summerview Notes surrendered in exchange for the issuance of the Series A Preferred, net of unamortized debt issuance costs related to the Longview/Marquis/Summerview Notes exchanged.   The loss recognized on the sale of the assets was the excess of the net book value of the assets sold compared to the value of the debt satisfied by the sale of the assets.  After these debt restructuring transactions, the Company had no remaining note payable or related accrued interest payable balances with Longview.

On May 29, 2009, Marquis provided the Company with notice that Marquis had transferred to Summerview Marquis Fund, L.P. (“Summerview”), an entity affiliated with Marquis, 25% of  the Company’s Longview/Marquis/Summerview Notes held by Marquis, 25% of the overriding royalty interests that had been assigned by the Company to Marquis in connection with the original issuance of the Longview/Marquis/Summerview Notes, and 25% of the outstanding warrants for the purchase of shares of the Company’s common stock that were issued to Marquis in connection with the Company’s original issuance of Longview/Marquis/Summerview Notes.

Concurrent with the issuance of the June 2009 Convertible Notes described below, the Company entered into Waiver and Amendment Agreements with Marquis and Summerview, pursuant to which the parties amended and waived certain provisions and covenants specified therein, including the increase in the annual interest rate of the Longview/Marquis/Summerview Notes from 12.5% to 13%, an amendment to the interest payment schedule requiring monthly, rather than quarterly, interest payments, and the extension of the maturity date of the Longview/Marquis/Summerview Notes from December 31, 2009 to March 31, 2010.  Additionally provided was a waiver to restrictive covenants that would have otherwise impeded the Company’s ability to incur additional debt.

As of June 30, 2009, the Company’s remaining total $9.0 million outstanding of Longview/Marquis/Summerview Notes was comprised of $6,710,039 payable to Marquis and $2,252,995 payable to Summerview.  Longview and Marquis have informed the Company that no additional borrowings may be made pursuant to the credit facility.

Marquis/Summerview Senior Secured Debt

On September 19, 2008, the Company entered into a Securities Purchase Agreement with Marquis, pursuant to which on such date, among other things, the Company issued and sold to Marquis a senior secured note in an original principal amount of $7,000,000 (the “Marquis/Summerview Senior Secured Debt”), for gross proceeds of $6,750,000, prior to the Company’s payment of expenses incurred by the Company and Marquis in connection with the transactions under the Securities Purchase Agreement. The Marquis/Summerview Senior Secured Debt was issued with an interest rate of 12.5% per annum payable quarterly in cash and a maturity date of September 2009, but was amended concurrently with the June 2009 Convertible Notes transaction described below to extend the maturity date to March 31, 2010, and to increase the annual interest rate to 13.0% in order to be consistent with the terms of the Longview/Marquis/Summerview Notes. Upon the Company’s prepayment of all or any portion of the Marquis/Summerview Senior Secured Debt or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by the Company on such date of prepayment or maturity, into shares of the Company’s common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

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

The Marquis/Summerview Senior Secured Debt is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by the Company and its subsidiaries (including mortgages on the Company’s real property interests), which have guaranteed the Company’s obligations under the Marquis/Summerview Senior Secured Debt and other transaction documents.  Marquis’ secured position in this transaction is senior to the rights of all other secured parties, except for the previously secured rights of Marquis under the Longview/Marquis/Summerview Notes and the secured rights of the Buyers of the June 2009 Convertible Notes, each of which rank pari passu with the rights granted to Marquis under the Marquis/Summerview Senior Secured Debt.

On May 29, 2009, Marquis provided the Company with notice that Marquis had transferred to Summerview 25% of each of the Marquis/Summerview Senior Secured Debt and the overriding royalty interests that had originally been assigned by the Company to Marquis in connection with the issuance of the Marquis/Summerview Senior Secured Debt.

As of June 30, 2009, the Company had $7.0 million of Marquis/Summerview Senior Secured Debt outstanding.  The total outstanding was comprised of $5.2 million payable to Marquis and $1.8 million payable to Summerview.

The Longview/Marquis/Summerview Notes and the Marquis/Summerview Senior Secured Debt contain various restrictive covenants, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements.  Further, these notes require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.

As of June 30, 2009, the Company was not in compliance with the average daily production rate covenants, and had not made scheduled interests payments due on July 1 and August 1, 2009.  As a result of these events, the Company has agreed with Marquis and Summerview as follows:

•	going forward, to amend the production covenant on a mutually agreed upon basis;

•	to waive the production covenants for the quarter ended June 30, 2009;

•	to waive any breach resulting from our failure to pay interest payments due on July 1 and August 1, 2009;

•	to waive the increase in interest rate resulting from our failure to pay interests payments described above;

•	to amend the interest payment schedule going forward to provide for payment on a quarterly basis; and

•	to amend the interest payment provisions for the quarter commencing July 1, 2009 to provide for payment by adding interest amount to the principal (i.e., by capitalizing such interest amount).

June 2009 Convertible Notes

On June 10 and June 16, 2009, the Company entered into securities purchase agreements with eight individual investors (the “Buyers”), pursuant to which, among other things, the Company issued and sold to the Buyers convertible notes in an aggregate original principal amount of $555,000 (the “June 2009 Convertible Notes”). The June 2009 Convertible Notes carry an interest rate of 14% per annum payable monthly in cash and mature in June 2011.

In connection with the issuance of the June 2009 Convertible Notes, the Company also issued to the Buyers five-year warrants (the “Warrants”) to purchase an aggregate number of shares of the Company’s common stock equal to one share for each $1.00 of principal amount of the June 2009 Convertible Notes purchased.  The exercise price for the warrants is fixed at $0.50 per share.

The June 2009 Convertible Notes are convertible by the holders thereof, 90 days after their original issuance, into shares of common stock at a fixed conversion price equal to $0.50 per share.  The number of shares of common stock issuable upon conversion of each $1.00 of principal of the June 2009 Convertible Notes shall equal (i) $1.00 (ii) divided by the conversion price, or $0.50.  The June 2009 Convertible Notes are secured by certain real property interests of the Company and its subsidiaries in specified wells (the “Collateral Assets”). The Buyers’ security interests in the Collateral Assets rank pari passu with the security interests in the Collateral Assets of the Company’s existing senior secured debt holders, Marquis and Summerview.  Subject to certain conditions, including a condition relating to requirements of the NASDAQ Global Market, the Company will have a call option to convert the June 2009 Convertible Notes into common stock at the fixed conversion price at any time after the Company’s common stock (i) closes at a price exceeding $1.00 for any 20 consecutive trading days (the “Lookback Period”), and (ii) the reported daily trading volume of the common stock during each trading day during the Lookback Period is not less than 100,000 shares of common stock per day.  The Company further has the option to redeem the same percentage of the outstanding principal balance of each June 2009 Convertible Note, plus accrued interest on the redeemed principal amount for each such June 2009 Convertible Note, upon five days notice to the Buyers.

The Collateral Assets are subject to mortgages.  Certain subsidiaries of the Company have guaranteed the obligations of the Company under the June 2009 Convertible Notes and other transaction documents.

Other Notes Payable

The total of the Company’s other notes payable and long-term debt at June 30, 2009 was $2.3 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period ranging from one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

A component of other notes payable and long-term debt at June 30, 2009 includes a principle balance of $391,266 payable to Granite Energy Inc. (“Granite”) related to a transaction dated September 17, 2007, whereby the Company purchased  a drilling rig and associated equipment from Granite.  In February 2009, the Company ceased making payments, as a result of Granite failing to deliver title to the assets.  On February 26, 2009, Granite commenced a lawsuit against the Company to recover the balance of the purchase price allegedly owed by the Company to Granite.  The Company purchased the assets for $1.3 million.  As of June 30, 2009, the Company had paid an aggregate of $944,751 to Granite.  Refer to Note 7 – Subsequent Events for a description of a settlement agreement entered into with Granite, effective as of August 3, 2009.

The following table provides a schedule of estimated principal maturities during each calendar year under all of the Company’s notes payable and long-term debt as of June 30, 2009:

As of
June 30, 2009
2009	$707,057
2010	16,283,569
2011	593,097
2012	150,930
2013	133,865
Thereafter	939,375
$18,807,893

Note 3 – Deferred Liability

Settlement Agreement

On May 15, 2008, the Company settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding certain disputes. The settlement agreement provided for the Company’s payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments. The settlement agreement also provided for the return of 1,333,333 shares of the Company’s common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date.  The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of the Company’s common stock became due to be returned to the Company.  As of June 30, 2009, a total liability of $1.5 million is included on the Company’s balance sheet as a deferred liability, all of which is classified as current.  The schedule outlined in the settlement agreement provides for the Company’s purchase of the remaining 325,000 shares of common stock in three remaining installments during 2009 and 2010.

On May 15, 2009, the Company did not make a scheduled payment of  $500,000 to the Jaehnes.  On July 15, 2009, the Company commenced a lawsuit against Leexus and its three individual partners, Mark Jaehne, Bennie Jaehne, and William Zeltwanger (the “Defendants”).  In this new lawsuit, the Company alleges, among other things, the existence of certain post-merger fraudulent assignments of merger assets by the Defendants, rescission and breach of the May 15, 2008 settlement agreement, incorrect calculation of overriding royalty interests, and misrepresentations by the Defendants with respect to certain merger assets.  Leexus, Mark Jaehne, and Bennie Jaehne have filed a counterclaim against the Company, alleging the Company breached the May 15, 2008 settlement agreement due to non-payment of the May 15, 2009 scheduled installment payment.

Note 4 – Stock Based Compensation

The Company has stock-based employee compensation plans as described in Note 7 to the audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Total stock compensation expense related to employee stock options was reported as part of the Company’s general and administrative expenses, and was $1,932,889 and $295,231 for the first six months of 2009 and 2008, respectively.

In accordance with Statement of Financial Accounting Standards 123R, the Company measures the value of the stock based compensation granted to it employees by use of a Black-Scholes valuation model in the case of stock options, and in the case of restricted stock grants, the value of the compensation is based on the number of shares issued and the per share value of the Company’s stock on the date of issuance. That value is recognized as stock compensation expense over the expected life of the underlying options, in the case of stock options, and over the period between the issuance of restricted shares and the lapse of the restrictions in the case of stock grants. Total stock-based compensation expense related to employee stock grants was reported as part of the Company’s general and administrative expenses, and was $139,167 for the first six months of 2009.

Stock Options:  In prior years, the Company issued stock options as compensation to its management, employees and directors pursuant to the 2007 Stock Compensation Plan.  Generally, these options had a five-year life and vested over four years for management and employees, and one year for directors.  Upon exercise, newly issued shares of common stock are issued to the exercising party.  No options have been granted pursuant to this plan since 2007.

During 2008, the Company adopted its Equity Incentive Compensation Plan to provide for the issuance of stock awards to Company employees, officers, and consultants and non-employee directors.   Stock options issued pursuant to this plan generally have a 10-year life and vest over three years for management and employees and less than one year for non-employee directors.  Upon exercise, newly issued shares of common stock are issued to the exercising party.  Stock options were granted pursuant to this plan in 2008 to employees, a consultant, and non-employee directors.  Additionally this plan allowed for the granting of incentive stock options as compensation to the officers who joined the Company in June 2008.  The vesting provisions for these incentive stock options are based upon achievement of certain Company performance goals.  During the first three months of 2009, certain of these Company performance goals were reached, and the related portion of the stock options granted vested to the interests of the officer grantees.

As of June 30, 2009, the Company had total outstanding options to purchase 2,025,501 shares of common stock at prices ranging from $0.47 to $9.45 per share.  Of the total outstanding, 1,381,376 were exercisable at June 30, 2009 at prices ranging from $0.47 to $9.45 per share.

Stock Option Activity For the Six Months Ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Total
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(in years)
2007 Stock Compensation Plan:
Outstanding at December 31, 2008	245,500	$9.45	3.75	$1,399,764
Exercised	( -)
Outstanding, unvested at June 30, 2009	154,125	$9.45	3.25	$895,201
Outstanding, exercisable at June 30, 2009	91,375	$9.45	3.25	$504,563

Equity Incentive Compensation Plan:
Outstanding at December 31, 2008	530,000	$0.47	10.00	$249,100
Issued	1,250,001	$2.00	9.21	$1,509,087
Outstanding, unvested at June 30, 2009	490,000	$0.47	9.50	$230,300
Outstanding, exercisable at June 30, 2009	1,290,001	$1.95	9.26	$1,527,887

Company Total
Outstanding, unvested at June 30, 2009	644,125	$2.62	8.00	$1,125,501
Outstanding, exercisable at June 30, 2009	1,381,376	$2.45	8.86	$2,032,450

Restricted Stock: During 2008, the Company granted Stock Award Rights under the Equity Incentive Compensation Plan, to provide for the issuance of stock grants as compensation to the officers who joined the Company in June 2008.  The Stock Awards Rights provide for the granting of restricted shares of the Company’s common stock at specified intervals and in amounts equal to specified values on the issuance dates. During 2008 and the second quarter of 2009, the first and second, respectively, of three tranches of shares of common stock were issued.

Restricted Stock Activity For the Six Months Ended June 30, 2009:

Shares
Equity Incentive Compensation Plan
Unvested restricted stock at December 31, 2008	774,792
Vested	(774,792)
Granted	5,454,546
Unvested restricted stock at June 30, 2009	5,454,546

Stock Used to Acquire Goods or Services:  During the first six months of 2009, the Company issued 62,000 shares of its common stock, with an aggregate fair value of $255,700 as compensation for certain services provided to the Company by third parties.

 Note 5 – Derivative Contracts

The Company previously entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  For the first six months of 2008, all of the activity related to the instrument received derivative accounting treatment.  This resulted, for the first six months of 2008, in a $5,356,038 derivative loss.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. The Company has not engaged in derivative transactions during 2009.

Note 6 – Related Parties

The Company is deemed to have a related party relationship with Longview because Longview is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock.  Refer to Note 2 – Long-Term Debt for a description of the Company’s credit facility with Longview and the related notes payable.  Interest accrued during the six months ended June 30, 2009 and 2008, by the Company on notes payable to Longview was $1,229,990 and $1,122,842, respectively.

The Company is deemed to have a related party relationship with a third party who operates and is a joint interest owner in the Company’s oil and gas properties located in the DJ Basin in Colorado.  This party is the beneficial owner of an amount in excess of 10% of the Company’s issued and outstanding common stock.  As part of the Longview debt restructure transactions described at Note 2 – Notes Payable and Long-Term Debt, the Company sold its interests in these properties effective May 18, 2009.  The Company received approximately $41,644 and $183,224 in net oil and gas revenue distributions for the properties from the related party during the year to date period ended May 18, 2009, and during the first six months of 2008, respectively.  The Company paid to the related party approximately $31,421 and $44,474 for capital expenditures and lease operating expenses, respectively, during the year to date period ended May 18, 2009, and approximately $0 and $24,029 for capital expenditures and lease operating expense, respectively, during the first six months of 2008.

During the first six months of 2008, the Company made payments of $7,655 on notes payable to former executive officers of the Company.  These notes were no longer outstanding at December 31, 2008.

During the first six months of 2008, the Company leased for $750 per month approximately four acres of land from a former executive officer of the Company to use for a field office and to store certain vehicles and equipment belonging to the Company.  Also during the same period, the Company paid $1,286 per month for the use of equipment belonging to a former executive officer.  Both of these arrangements were terminated during the second and third quarters of 2008.

Note 7 – Subsequent Events

On August 3, 2009, the Company entered into a Release and Settlement Agreement with Granite Energy, Inc. and one of its subsidiary entities (collectively “Granite”) to resolve disputes that had arisen between the Company and Granite.   In September 2007, the Company purchased a drilling rig and associated equipment from Granite. In February 2009, the Company ceased making payments, as a result of Granite failing to deliver title to the assets.  On February 26, 2009, Granite commenced a lawsuit against the Company to recover the balance of the purchase price allegedly owed by the Company to Granite.  The Company originally purchased the assets for $1.3 million.  As of June 30, 2009, the Company reported a remaining balance due to Granite of $391,266.  The settlement agreement provided that in exchange for Granite providing title to the assets and acknowledging as fully paid the Company’s balance with Granite, the Company would pay to Granite $200,000 in cash plus 400,000 shares of the Company’s common stock.  The Company and Granite also agreed that all claims that the parties may have had against the other were resolved by the settlement agreement.

Concurrent with the closing of the Granite Release and Settlement Agreement, the Company sold the drilling rig it had originally purchased from Granite, and selected pieces of associated equipment to a third party for net cash proceeds totaling approximately $650,000.

Subsequent events have been reviewed through the date on which these financial statements were filed with the SEC.

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

South Texas Oil Company is an independent oil and natural gas company engaged in the acquisition, production, exploration and development of oil and natural gas. Our management team has extensive technical and operating expertise in all areas of our geographic focus, which are primarily located in Texas, Louisiana and the Gulf Coast. Our producing properties are located in highly prolific fields with long histories of oil and natural gas operations.

We generate revenue primarily from our working interests in producing oil and gas properties, the majority of which are located in south and central Texas.  We have obtained capital for investment in producing oil and gas properties primarily through the sale of our common stock to existing stockholders, a $32.5 million credit facility that has been reduced to an outstanding balance of $9.0 million and which has no remaining borrowing availability, and a $7.0 million senior secured note financing.

Our strategy is to focus on the acquisition and development of properties that have proved oil and gas reserves and to acquire interests in proven fields and attempt to increase production by exploring other formations in the same fields where others have obtained production. Our primary operational strategy includes the operation of our own projects, which provides us substantial control over drilling and production costs and in the timing and amount of capital expenditures.  We believe that operating our properties in this manner is cost-effective, as the range of expertise and services required varies by project and time duration.

Results of Operations

The following table highlights the change for 2009 from the comparable period in 2008 for significant items from our Consolidated Statements of Operations:

Change in Selected Statement of Operations	Three Months		Six Months
Items for the Periods Ended June 30	$	%(1)	$	%(1)
Oil and gas sales	(3,072,379)	-80%	(4,337,420)	-76%
Production expenses	(504,992)	-50%	(740,363)	-43%
Production taxes	(85,095)	-72%	(140,748)	-69%
General and administrative expenses	(413,676)	-22%	1,071,835	35%
Exploration expense	1,478,273	n/m	1,711,072	n/m
Depreciation, depletion and amortization	(968,665)	-62%	(1,389,908)	-53%
Loss from derivatives	(4,306,038)	-100%	(5,356,038)	-100%
Interest expense	(100,679)	-9%	867,337	54%
Debt issuance costs amortization	8,060	1%	241,724	19%
Gain on sale of assets, net	217,551	n/m	217,551	n/m
Loss on extinguishment of debt	125,000	n/m	125,000	n/m
Net loss	(1,910,761)	-28%	514,651	5%
Net loss per common share	(0.14)	-33%	0.00	0%

         (1)  “n/m” indicates that the calculated percentage change is not meaningful since there was no 2008 value to which the net change could be compared

The following table presents selected operating items and highlights the percentage change for the periods indicated:

	Three Months			Six Months
Operational Data For the Periods Ended June 30	2009	2008	% Change (1)	2009	2008	% Change (1)
Oil sales volumes, Bbl except %change	11,407	20,338	-44%	24,852	44,279	-44%
Gas sales volumes, Mcf except % change	35,133	37,529	-6%	69,793	84,007	-17%
Combined sales volumes, Boe except % change	17,263	26,593	-35%	36,484	58,280	-37%

Average oil sales price per Bbl	$54.25	$159.47	-66%	$42.77	$110.26	-61%
Average gas sales price per Mcf	$4.42	$16.07	-72%	$4.64	$10.02	-54%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Revenues

Oil and gas sales decreased 80% from $3,846,610 to $774,231 for the three months ended June 30, 2008 and 2009, respectively, as a result of significantly lower average realized prices for oil and natural gas combined with decreased volumes during the second quarter of 2009. Realized prices for oil and natural gas on an equivalent unit basis decreased during the three months ended June 30, 2009, compared to the same period during 2008, by approximately 66% and 72%, respectively, and had an approximate combined $1.6 million negative impact on revenues.  The combined 35% decrease in volumes had an approximate $1.5 million negative impact on revenues.  The decreased volumes were largely the result of natural decline in the production of our oil and gas properties.  There was no significant new production in the second quarter of 2009 added as a result of exploration or development activities conducted, compared to the second quarter of 2008.

Production Expenses

The 50% decrease in production expenses from $1,014,589 to $509,597 for the three months ended June 30, 2008 and 2009, respectively, resulted from the combined effect of decreased activity related to workovers and enhanced recovery methods that became marginal or uneconomic due to lower oil and gas prices, coupled with the results of strategy implementations intended to improve cost efficiencies in the field.

Production Taxes

The 72% decrease in production tax expense is a direct result of the 80% decrease in oil and gas sales for the second quarter of 2009, compared with the second quarter of 2008.

General and Administrative Expenses

General and administrative expenses were $1,430,017 for three months ended June 30, 2009 compared to $1,843,693 for the same period in 2008, a decrease of 22%. This decrease was mainly attributable to an approximate $425,000 reduction in fees paid to third parties for management, accounting and other consulting services during the second quarter of 2009 compared to the second quarter of 2008.

Exploration Expense

Exploration expense was $1,478,273 for the second quarter of 2009, compared to zero for the same period in 2008.  During the second quarter of 2009, an exploratory well that we began drilling in 2008 was determined to be a dry hole.  The costs associated with this well totaled approximately $1.4 million.  Consistent with the successful efforts method of accounting we have adopted, our costs incurred for this well are charged to exploration expense in the period the well was determined to be unsuccessful.

Depreciation, Depletion and Amortization (DD&A)

The 62% decrease in DD&A to $586,003 for the three months ended June 30, 2009 from $1,554,667 for the same period in 2008 results mainly from the 35% decrease in combined sales volumes for the second quarter of 2009, compared to the second quarter of 2008.  Additionally, during the second quarter of 2009, a lower per barrel of production DD&A rate was used to calculate the DD&A provision for the period.  The change in DD&A rates from 2008 to 2009 are the result of revised engineering estimates of the oil and gas reserve quantities attributable to our producing and non-producing oil and gas properties.

Loss from Derivatives

A net loss from derivatives of $4.3 million was recognized during the three months ended June 30, 2008, compared to $0 for the same period in 2009.  We entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. We have not engaged in derivative transactions during 2009.

Interest Expense

Interest expense recognized for the three months ended June 30, 2009 was $1,071,027 compared to $1,171,706 for the same period in 2008, a decrease of 9%. This net decrease is primarily the result of an approximate $397,000 reduction in interest expense for the second quarter of 2009 as a result of the termination on May 18, 2009 of the notes payable to Longview in connection with the debt restructure transactions described at Note 2 to the financial statements.  This decrease was partially offset by increase in debt outstanding under the Longview and Marquis credit facility during the second quarter of 2009, compared to the second quarter of 2008, the senior secured note issued to Marquis during the third quarter of 2008, and the $555,000 of convertible notes we issued in June 2009, as described in Note 2 to the financial statements.  Borrowings were higher during the three months ended June 30, 2009 compared to the same period of 2008 because the facility was used to finance capital spending, operating cash flow deficits and losses incurred from derivative transactions during 2008.

Debt Issuance Costs Amortization

Debt issuance costs amortization increased 1% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The $8,060 increase reflects the net effect of a $234,000 increase during the second quarter of 2009 in amortization for debt issuance costs incurred in connection with senior secured notes we issued in September 2008.  This increase was nearly entirely offset by a reduction in amortization of debt issuance costs related to the Longview notes restructured during the second quarter of 2009, as described in Note 2 to the financial statements.  In connection with recording the Longview notes restructuring transaction, all then unamortized debt issuance costs were eliminated from our balance sheet.

Net Loss / Net Loss per Share

We reported a net loss for the three months ended June 30, 2009 of $4.9 million, or $(0.28) per common share.  This compares to a net loss for the three months ended June 30, 2008, of $6.8 million, or $(0.42) per common share.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Revenues

Oil and gas sales decreased 76% from $5,724,245 to $1,386,825 for the six months ended June 30, 2008 and 2009, respectively, as a result of lower average realized prices for oil and natural gas combined with decreased volumes during 2009. Realized prices for oil and natural gas on an equivalent unit basis decreased for 2009, compared to 2008, by approximately 61% and 54%, respectively, and had an approximate combined $2.1 million negative impact on revenues.  The combined 37% decrease in volumes had an approximate $2.3 million negative impact on revenues.  The decreased volumes were largely the result of natural decline in the production of our oil and gas properties.  No significant new production occurred during the second quarter of 2009 as a result of exploration or development activities conducted, when compared to the second quarter of 2008.

Production Expenses

The 43% decrease in production expenses from $1,722,854 to $982,491 for the six months ended June 30, 2008 and 2009, respectively, resulted from the combined effect of decreased activity related to workovers and enhanced recovery methods that became marginal or uneconomic due to lower oil and gas prices.

Production Taxes

The 69% decrease in production tax expense is a direct result of the 76% decrease in oil and gas sales for the first six months of 2009, compared with the first six months of 2008.

General and Administrative Expenses

General and administrative expenses were $4,159,593 for the six months ended June 30, 2009 compared to $3,087,758 for the same period in 2008, an increase of 35%.  This net increase was the result of an increase of approximately $1.5 million in non-cash stock compensation expense recognized in connection with restricted stock grants and stock options issued to management and employees during the last half of 2008 and in 2009.  This increase was partially offset by an approximate $443,000 decrease in fees paid to third parties for management, accounting and other consulting services during 2009 compared to the first six months of 2008.

Exploration Expense

Exploration expense was $1,711,072 for the second quarter of 2009, compared to zero for the same period in 2008.  During the second quarter of 2009, we evaluated an exploratory well that we drilled beginning in 2008 to be a dry hole.  The costs associated with this well totaled approximately $1.4 million.  Additionally, we participated in a well drilled by a third party that was determined to be a dry hole in the first quarter of 2009.  Costs incurred on this well totaled approximately $175,000.  Consistent with the successful efforts method of accounting we have adopted, our costs incurred for these wells are charged to exploration expense in the period the well was determined to be unsuccessful.

Depreciation, Depletion and Amortization (DD&A)

The 53% decrease in DD&A to $1,249,127 for the six months ended June 30, 2009 from $2,639,035 for the same period in 2008 is largely a reflection of the 37% decrease in combined sales volumes for 2009.  Additionally, during the six months ended June 30, 2009, a lower per barrel of production DD&A rate was used to calculate the DD&A provision for the period.  The change in DD&A rates from 2008 to 2009 are the result of revised engineering estimates of the oil and gas reserve quantities attributable to our producing and non-producing oil and gas properties.

Loss from Derivatives

A net loss from derivatives of $5.4 million was recognized for the six months ended June 30, 2008, compared to $0 for the same period in 2009.  We entered into a derivative instrument covering the period January 1, 2008 to December 31, 2008.  All derivative contracts were terminated and balances settled with the contract counter-party by December 31, 2008. We have not engaged in derivative transactions during 2009.

Interest Expense

Interest expense recognized for the six months ended June 30, 2009 was $2,476,106 compared to $1,608,769 for the same period in 2008, an increase of 54%. This increase is the result of an increase in debt outstanding under the Longview and Marquis credit facility and the senior secured note issued to Marquis during the third quarter of 2008 as described in Note 2 to the financial statements, combined with an increased average interest rate on the notes outstanding under the Longview and Marquis credit facility for the first six months of 2009. The average interest paid on the credit facility notes during the first six months of 2008 was 11.9%, compared with 12.6% for the first six months of 2009.  Also contributing to the net increase in interest expense for 2009 was the $555,000 of convertible notes issued in June 2009, as described in Note 2 to the financial statements.  These combined increases were partially offset by an approximate $397,000 reduction in interest expense for the second quarter of 2009 as a result of the termination on May 18, 2009, of the notes payable to Longview in connection with the debt restructure transactions described at Note 2 to the financial statements.  Borrowings were higher during the six months ended June 30, 2009 compared to the same period in 2008 because we borrowed additional funds to finance capital spending, operating cash flow deficits and losses incurred from derivative transactions during 2008.

Debt Issuance Costs Amortization

Debt issuance costs amortization increased 19% for the six months ended June 30, 2009, compared to the same period in 2008.  The $241,724 increase reflects the net effect of a $467,328 increase during 2009 in amortization of debt issuance costs incurred in connection with senior secured notes we issued in September 2008.  This increase was partially offset by a reduction in amortization of debt issuance costs related to the Longview notes restructured during the second quarter of 2009, as described in Note 2 to the financial statements.  In connection with recording the Longview notes restructuring transaction, all then unamortized debt issuance costs were eliminated from our balance sheet.

Net Loss / Net Loss per Share

We reported a net loss for the six months ended June 30, 2009 of $10.7 million, or $(0.63) per common share.  This compares to a net loss for the six months ended June 30, 2008, of $10.2 million, or $(0.63) per common share.

Liquidity and Capital Resources

We require cash to fund our exploration and development activities and the acquisition of oil and natural gas properties, to make payments required pursuant to our long-term debt and other contractual obligations and fund our working capital requirements.  At June 30, 2009, we had a working capital deficit of $21.9 million, including $16.8 million currently due related to long-term debt.  Our net working capital balance also included $1.4 million in cash, $1.2 million in accounts receivable and a total of $9.3 million in accounts payable, other accrued liabilities and the current portion of deferred liabilities.  If we are unable to pay, or otherwise resolve, our accounts payable balances in a timely manner, the vendors to whom we owe unpaid balances may cause liens to be filed against our properties.  We may also suffer the refusal or withdrawal of trade credit from vendors as a consequence of non-timely accounts payable payment.  These factors could disrupt our ability to conduct operations on our properties and affect our ability to initiate and/or complete the capital expenditure activities budgeted for 2009.

Historically our revenues have not been sufficient to provide all of our cash needs, and we have relied on borrowings from private investors to provide the cash needed to meet both short and long-term liquidity requirements.    During the second of quarter of 2009, we restructured $26.1 million of our current debt outstanding, plus related accrued interest, through (i) the payment of $16.3 million in debt and related accrued interest in exchange for 1.8 million shares of our Series A Convertible Preferred Stock and (ii) a debt/non-core asset exchange between valued at $9.8 million.  Also during the second quarter of 2009, we entered into and closed securities purchase agreements with eight individual investors, pursuant to which, among other things, we issued and sold convertible notes in an aggregate original principal amount of $555,000.

We do not believe that our current cash balances and cash flows from operations during 2009 will be sufficient to fund our cash requirements and we need to raise additional capital.  We continue to pursue additional debt and/or equity financing, and we are evaluating other alternatives, such as joint ventures with third parties or sales of interests in certain of our assets.  Due to current capital and credit market conditions in which numerous financial institutions have effectively restricted current liquidity within the capital markets throughout the United States and the world, we cannot be certain that funding will be available to us in required amounts or on acceptable terms.  If we are not successful in obtaining sufficient funding or completing an alternative transaction or transactions on a timely basis on terms acceptable to us, we could be required to curtail our expenditures or restructure our operations, and we would be unable to implement our capital expenditure program, either of which could have a material adverse affect on our business.

Credit Facility and Notes Payable

Longview/Marquis/Summerview Notes

As of June 30, 2009, we had notes outstanding in the principal amount of $9.0 million issued pursuant to our credit facility with The Longview Fund, L.P. (“Longview”) and Longview Marquis Master Fund, L.P. (“Marquis”) (the “Longview/Marquis/Summerview Notes”).

We originally obtained a credit facility from Longview in January 2007.  Certain terms of the facility were amended in September 2007, in connection with which we agreed to grant to Longview a perpetual overriding royalty interest in the oil and gas production of certain of our properties.  Also in connection with the September 2007 amendment, we granted security and pledge agreements that provided Longview with first priority security interests in substantially all of our assets.  In April 2008, Marquis joined Longview as creditor, and the credit facility was amended and restated in its entirety.  We agreed to grant to Longview and Marquis certain mortgages in oil and gas producing properties and a perpetual 2% overriding royalty interest in the oil and gas production of all of our current and future interests in the real property then owned by us.  In September 2008, in connection with our issuance of the Marquis/Summerview Senior Secured Debt described below, Longview agreed to subordinate its security interests related to the notes held by Longview to the senior security interests held by Marquis.

On February 23, 2009, we announced a comprehensive debt restructuring and related agreements with Longview.  Upon the effectiveness of stockholder approval and consent for the debt restructuring transactions, on May 18, 2009,we issued to Longview 1,755,325 shares of Series A Preferred in exchange for the surrender and cancellation of $17,553,252 of Longview/Marquis/Summerview Notes held by Longview, which included $1,220,852 for all unpaid interest accrued on the notes through the closing date of the restructure transactions at the facility’s effective rate for the period of 12.5%.  Each share of Series A Preferred has a stated value equal to $10.00 per share, has no coupon rate, does not pay dividends, and has no voting rights. The shares of Series A Preferred are convertible into shares of our common stock at any time subsequent to 90 days after the issuance of the shares at a conversion price of $0.50 per share of common stock; however, the right to convert the Series A Preferred is subject to Longview holding no more than 9.99% of our common stock at any one time.  Also effective May 18, 2009, we closed the sale to Longview of  our interest in Colorado DJ Basin oil and gas properties and a drilling rig and associated assets for combined total proceeds of $9.8 million. On the closing date, these assets were conveyed to Longview in exchange for Longview’s discharge and satisfaction of $9.8 million in debt.  The debt restructuring transactions in May 2009 resulted in the recognition of a $125,000 loss on the extinguishment of debt and a $356,947 gain on the sale of assets.  After these debt restructuring transactions, we had no remaining note payable or related accrued interest payable balances with Longview.

On May 29, 2009, Marquis provided us with notice that Marquis had transferred to Summerview Marquis Fund, L.P. (“Summerview”), an entity affiliated with Marquis, 25% of  our Longview/Marquis/Summerview Notes held by Marquis, 25% of the overriding royalty interests that had been assigned by us to Marquis in connection with the original issuance of the Longview/Marquis/Summerview Notes, and 25% of the outstanding warrants for the purchase of shares of our common stock that were issued to Marquis in connection with our original issuance of Longview/Marquis/Summerview Notes.

Concurrent with the issuance of the June 2009 Convertible Notes described below, we entered into Waiver and Amendment Agreements with Marquis and Summerview, pursuant to which the parties amended and waived certain provisions and covenants specified therein, including the increase in the annual interest rate of the Longview/Marquis/Summerview Notes from 12.5% to 13%, an amendment to the interest payment schedule requiring monthly, rather than quarterly, interest payments, and the extension of the maturity date of the Longview/Marquis/Summerview Notes from December 31, 2009 to March 31, 2010.  Additionally provided was a waiver to restrictive covenants that would have otherwise impeded our ability to incur additional debt.

As of June 30, 2009, our remaining total $9.0 million outstanding of Longview/Marquis/Summerview Notes was comprised of $6,710,039 payable to Marquis and $2,252,995 payable to Summerview.  Longview and Marquis have informed us that no additional borrowings may be made pursuant to the credit facility.

Marquis/Summerview Senior Secured Debt

On September 19, 2008, we entered into a Securities Purchase Agreement with Marquis, pursuant to which on such date, among other things, we issued and sold to Marquis a senior secured note in an original principal amount of $7,000,000 (the “Marquis/Summerview Senior Secured Debt”), for gross proceeds of $6,750,000, prior to our payment of expenses incurred by us and Marquis in connection with the transactions under the Securities Purchase Agreement. The Marquis/Summerview Senior Secured Debt was issued with an interest rate of 12.5% per annum payable quarterly in cash and a maturity date of September 2009, but was amended concurrently with the June 2009 Convertible Notes transaction described below to extend the maturity date to March 31, 2010, and to increase the annual interest rate to 13.0% in order to be consistent with the terms of the Longview/Marquis/Summerview Notes. Upon our prepayment of all or any portion of the Marquis/Summerview Senior Secured Debt or at maturity, Marquis has the option to convert up to 50% of the principal (and interest relating thereto) to be paid by us on such date of prepayment or maturity, into shares of our common stock at a conversion rate of $4.00 per share (subject to adjustment for stock splits and other events).

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

The Marquis/Summerview Senior Secured Debt is secured by a general security interest in all of the tangible and intangible current and future assets owned or acquired by us and our subsidiaries (including mortgages on our real property interests), which have guaranteed our obligations under the Marquis/Summerview Senior Secured Debt and other transaction documents.  Marquis’ secured position in this transaction is senior to the rights of all other secured parties, except for the previously secured rights of Marquis under the Longview/Marquis/Summerview Notes and the secured rights of the Buyers of the June 2009 Convertible Notes, each of which rank pari passu with the rights granted to Marquis under the Marquis/Summerview Senior Secured Debt.

On May 29, 2009, Marquis provided us with notice that Marquis had transferred to Summerview 25% of each of the Marquis/Summerview Senior Secured Debt and the overriding royalty interests that had originally been assigned by us to Marquis in connection with the issuance of the Marquis/Summerview Senior Secured Debt.

As of June 30, 2009, we had $7.0 million of Marquis/Summerview Senior Secured Debt outstanding.  The total outstanding was comprised of $5.2 million payable to Marquis and $1.8 million payable to Summerview.

The Longview/Marquis/Summerview Notes and the Marquis/Summerview Senior Secured Debt contain various restrictive covenants, which, among other things, limit the incurrence of additional debt, investments, liens, dividends, prepayments of indebtedness, asset divestitures, mergers and consolidations, transactions with affiliates and other matters customarily restricted in such agreements.  Further, these notes require the maintenance of certain average daily rates of barrels of oil equivalent production, measured on a calendar quarterly basis.

As of June 30, 2009, we were not in compliance with the average daily production rate covenants, and had not made scheduled interests payments due on July 1 and August 1, 2009.  As a result of these events, we have agreed with Marquis and Summerview as follows:

•	going forward, to amend the production covenant on a mutually agreed upon basis;

•	to waive the production covenants for the quarter ended June 30, 2009;

•	to waive any breach resulting from our failure to pay interest payments due on July 1 and August 1, 2009;

•	to waive the increase in interest rate resulting from our failure to pay interests payments described above;

•	to amend the interest payment schedule going forward to provide for payment on a quarterly basis; and

•	to amend the interest payment provisions for the quarter commencing July 1, 2009 to provide for payment by adding interest amount to the principal (i.e., by capitalizing such interest amount).

June 2009 Convertible Notes

On June 10 and June 16, 2009, we entered into securities purchase agreements with eight individual investors (the “Buyers”), pursuant to which, among other things, we issued and sold to the Buyers convertible notes in an aggregate original principal amount of $555,000 (the “June 2009 Convertible Notes”). The June 2009 Convertible Notes carry an interest rate of 14% per annum payable monthly in cash and mature in June 2011.

In connection with the issuance of the June 2009 Convertible Notes, we also issued to the Buyers five-year warrants (the “Warrants”) to purchase an aggregate number of shares of our common stock equal to one share for each $1.00 of principal amount of the June 2009 Convertible Notes purchased.  The exercise price for the warrants is fixed at $0.50 per share.

The June 2009 Convertible Notes are convertible by the holders thereof, 90 days after their original issuance, into shares of common stock at a fixed conversion price equal to $0.50 per share.  The number of shares of common stock issuable upon conversion of each $1.00 of principal of the June 2009 Convertible Notes shall equal (i) $1.00 (ii) divided by the conversion price, or $0.50.  The June 2009 Convertible Notes are secured by certain real property interests of the Company and its subsidiaries in specified wells (the “Collateral Assets”). The Buyers’ security interests in the Collateral Assets rank pari passu with the security interests in the Collateral Assets of our existing senior secured debt holders, Marquis and Summerview.  Subject to certain conditions, including a condition relating to requirements of the NASDAQ Global Market, we will have a call option to convert the June 2009 Convertible Notes into common stock at the fixed conversion price at any time after our common stock (i) closes at a price exceeding $1.00 for any 20 consecutive trading days (the “Lookback Period”), and (ii) the reported daily trading volume of the common stock during each trading day during the Lookback Period is not less than 100,000 shares of common stock per day.  We further have the option to redeem the same percentage of the outstanding principal balance of each June 2009 Convertible Note, plus accrued interest on the redeemed principal amount for each such June 2009 Convertible Note, upon five days notice to the Buyers.

The Collateral Assets are subject to mortgages.  Certain of our subsidiaries have guaranteed our obligations under the June 2009 Convertible Notes and other transaction documents.

Other Notes Payable

The total of the our other notes payable and long-term debt at June 30, 2009 was $1.8 million and comprised of amounts due to various parties as a result of oil and gas and other property purchases. Repayment of these obligations is due over a period ranging from one year to greater than five years. Effective annual interest rates for these obligations range from 4.9% to 12.25%.

Deferred Liability

Settlement Agreement

On May 15, 2008, the Company settled a lawsuit and counter-lawsuit between Leexus Oil & Gas, LLP, Mark Jaehne, and Bennie Jaehne regarding certain disputes.
The settlement agreement provided for our payment on the settlement date of $2.0 million and future payments totaling $2.0 million, payable in four future installments. The settlement agreement also provided for the return of 1,333,333 shares of our common stock previously issued to the Jaehnes, of which 900,000 shares were returned on the settlement date.  The first of the four installments was paid during the fourth quarter of 2008, and 108,333 additional shares of our common stock was returned to us.  As of June 30, 2009, a total liability of $1.5 million is included on the Company’s balance sheet as a deferred liability, all of which is classified as current.

On July 15, 2009, the Company commenced a lawsuit against Leexus and its three individual partners, Mark Jaehne, Bennie Jaehne, and William Zeltwanger (the “Defendants”).  In this new lawsuit, the Company alleges, among other things, the existence of certain post-merger fraudulent assignments of merger assets by the Defendants, rescission and breach of the May 15, 2008 settlement agreement, incorrect calculation of overriding royalty interests, and misrepresentations by the Defendants with respect to certain merger assets.  Leexus, Mark Jaehne, and Bennie Jaehne have filed a counterclaim against the Company, alleging the Company breached the May 15, 2008 settlement agreement due to non-payment of a May 15, 2009 scheduled installment payment.

Sources and Uses of Cash

The following table sets forth our sources and uses of cash for the six months ended June 30, 2009 and 2009.

	Six Months Ended June 30,		Change 2009 vs.
	2009	2008	2008
Net cash used in operating activities	$(1,981,250)	$(176,408)	$1,804,842
Net cash used in investing
Net cash used in investing	(969,175)	(5,053,435)	(4,084,260)
Net cash provided by financing activities	140,125	7,921,052	(7,780,927)
Net increase (decrease) in cash and
cash equivalents	$(2,810,300)	$2,691,209	$(5,501,509)

Net cash used in operating activities increased by $1.8 million for the first six months of 2009 compared to the first six months of 2008.  This increase was the net effect of a $3.2 million decrease in net cash provided by operating activities attributable to changes in operating assets and liabilities, partially offset by a $1.4 million decrease in net cash used by net loss, adjusted for non-cash components of net loss.

Net cash used in investing activities decreased by $4.1 million for the first six months of 2009 compared to the same period in 2008.  This decrease reflects reduced capital spending for lease acquisition and drilling activities during 2009.

Net cash provided by financing activities decreased by $7.8 million for the first six months of 2009 compared to the same period in 2008.  During the first six months of 2008, we issued new debt totaling approximately $12 million and made debt payments of approximately $3.2 million.  During 2009, we received cash totaling $555,000 for the issuance of new debt, and used cash of $414,875 for the payment of debt.   Also during the first six months of 2009, we eliminated an additional $27.4 million of our debt and related accrued interest payable through non-cash debt restructuring transactions as described at Note 2 to the financial statements.

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

FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”):  SFAS 165, issued in May 2009, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard will not have an effect on the Company’s financial position or results of operations.

FASB Statement of Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”):  SFAS 168, issued in June 2009, describes that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The Company does not believe this standard will have an effect on the Company’s financial position or results of operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, management concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2009, that has affected materially, or is reasonably likely to affect materially, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Granite Lawsuit

On February 26, 2009, Granite Energy Inc. commenced a lawsuit against the Company in Bexar County, Texas, to recover the balance of the purchase price allegedly owed by the Company to Granite for our purchase of a certain drilling rig and associated equipment.  We purchased the rig and equipment from Granite, pursuant to a Purchase and Sale Agreement, dated September 17, 2007, for $1,300,000.  As of June 30, 2009, we have paid an aggregate of $944,751 to Granite.  In February 2009, we stopped making payments for the rig and equipment, owing to Granite’s failure to deliver title to the assets, despite our repeated demands for same.

The parties have agreed to settle Granite’s lawsuit with the payment by the Company of $200,000 and the issuance of 400,000 shares of its restricted common stock in exchange for title to the assets.

Lawsuit Against Leexus

On July 15, 2009, the Company commenced a lawsuit against Leexus Oil & Gas, LLP and its three individual partners, Mark Jaehne, Bennie Jaehne, and William Zeltwanger (the “Defendants”). In this new lawsuit, the Company alleges, among other things, the existence of certain post-merger fraudulent assignments of merger assets by the Defendants, rescission and breach of the May 15, 2008 settlement agreement, incorrect calculation of overriding royalty interests, and misrepresentations by the Defendants with respect to certain merger assets.  Leexus, Mark Jaehne, and Bennie Jaehne filed a counterclaim against the Company, alleging the Company breached the May 15, 2008 settlement agreement due to non-payment of a May 15, 2009 scheduled installment payment.

Zeltwanger Lawsuit

On July 13, 2009, William Zeltwanger commenced a lawsuit against the Company, alleging the Company breached the previously reported Agreement and Plan of Merger dated April 20, 2007 by failing to make installment payments allegedly due under the Agreement and Plan of Merger and by failing to lift alleged restrictions on his right to transfer his shares of the Company’s common stock.  As discussed above, William Zeltwanger is a defendant in the lawsuit commenced by the Company on July 15, 2009.

Item 1A.  Risk Factors.

           There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008, and our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the period ending June 30, 2009, we issued an aggregate 12,000 shares of our common stock to two individuals for services rendered to us under consulting agreements, in transactions not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

Subsequent Events

On August 3, 2009, we issued 400,000 shares of our common stock to Granite Energy, Inc. in partial payment of the settlement of a lawsuit with Granite Energy, Inc. in a transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933 (see Note 7 to Consolidated Financial Statements for a full description of the settlement).

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

The stockholder consent actions were effective 20 days after the Definitive Information Statement on Schedule 14C was first mailed to our stockholders, which mailing occurred on April 24, 2009.  The closing of the Series A Convertible Preferred transaction occurred on May 18, 2009.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1
Securities Exchange Agreement dated February 20, 2009 among the Company and its Subsidiaries, and The Longview Fund, L.P. (incorporated by reference to Appendix B to the Information Statement on Schedule 14C filed on April 24, 2009).

4.2
Securities Purchase Agreement dated June 10, 2009 and June 16, 2009 by and among the Company and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on June 16, 2009).

4.3	Form of Convertible Note (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 16, 2009).

4.4	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 16, 2009).

10.1	August 2009 Waiver and Amendment Agreement dated August 14, 2009, among South Texas Oil Company, the Subsidiaries, Longview Marquis Master Fund, L.P., and Summerview Marquis Fund, L.P.

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH TEXAS OIL COMPANY

Date: August 14, 2009	By:	/s/ Sherry L. Spurlock
Sherry L. Spurlock Executive Vice President and Chief Financial Officer (Principle Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Securities Exchange Agreement dated February 20, 2009 among the Company and its Subsidiaries, and The Longview Fund, L.P. (incorporated by reference to Appendix B to the Information Statement on Schedule 14C filed on April 24, 2009).

4.2
Securities Purchase Agreement dated June 10, 2009 and June 16, 2009 by and among the Company and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibits 99.1 and 99.2 to the Current Report on Form 8-K filed on June 16, 2009).

4.3	Form of Convertible Note (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 16, 2009).

4.4	Form of Warrant (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on June 16, 2009).

10.1	August 2009 Waiver and Amendment Agreement dated August 14, 2009, among South Texas Oil Company, the Subsidiaries, Longview Marquis Master Fund, L.P., and Summerview Marquis Fund, L.P.

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002